Form 10-Q
period 2001-06-30
NOVEON INC
filed 2001-08-14
CIK 1138606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the period ended June 30, 2001

                                     OR

|_|       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                             Commission File Number:


                                  NOVEON, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                    File No.                  13-414395
 -------------------------  ----------------------------   --------------------
 (State of incorporation)    (Commission File Number)        (IRS Employer
                                                            Identification No.)

                              9911 Brecksville Road
                              Cleveland Ohio 44141
                -------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (216) 447-5000
        ----------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

     As of August 14, 2001, there is 1 share of registrant's Common Stock outstanding.

                                NOVEON, INC.
            Periods of three and four months ended June 30, 2001
                                    AND
                      BFGOODRICH PERFORMANCE MATERIALS
    (The Predecessor Company and a Segment of The B.F.Goodrich Company)
          Periods of three and six months ended June 30, 2000
                     and period of two months ended
                             February 28, 2001

                                   INDEX


                       PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Statement of Operations--Three and six
            months ended June 30, 2000, three months ended June 30, 2001, and two months ended February 28, 2001, and four months ended
            June 30, 2001...................................................1

        Condensed Consolidated Balance Sheet--December 31, 2000 and
            June 30, 2001...................................................3

        Condensed Consolidated Statement of Cash Flows--Six months ended
            June 30, 2000, two months ended February 28, 2001, and four months ended June 30, 2001......................................5

        Condensed Consolidated Statement of Parent Company Investment and Stockholder's Equity--December 31, 2000 and June 30, 2001...6

        Notes to Condensed Consolidated Financial Statements
            --June 30, 2001.................................................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              OPERATIONS...................................................31

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...43


                         PART II. OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K ..........................44

                              NOVEON, INC. AND
                      BFGOODRICH PERFORMANCE MATERIALS
    (THE PREDECESSOR COMPANY and a Segment of The B.F.Goodrich Company)

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (dollars in millions)
                                (unaudited)



                                       BFGOODRICH
                                       PERFORMANCE
                                        MATERIALS            NOVEON, INC.
                                       --------------------------------------
                                        Three Months       Three Months
                                            Ended             Ended
                                          June 30,           June 30,
                                            2000               2001
                                       --------------------------------------

SALES                                     $  298.4           $  271.1
Cost of sales                                209.1              200.4
                                       --------------------------------------

GROSS PROFIT                                  89.3               70.7
Selling and administrative expenses           50.7               48.9
Amortization expense                           6.2                8.4
Consolidation (benefits) costs                (0.2)               0.7
                                       --------------------------------------

OPERATING INCOME                              32.6               12.7
Interest income (expense)--net                 0.6              (23.2)
Other (expense)--net                          (0.1)              (1.0)
                                       --------------------------------------
Income (loss) before income taxes             33.1              (11.5)
Income tax (expense) benefit                 (17.5)               4.6
                                       --------------------------------------

NET INCOME (LOSS)                         $   15.6           $   (6.9)
                                       ======================================


        See Notes to Condensed Consolidated Financial Statements.

                                               NOVEON, INC. AND
                                       BFGOODRICH PERFORMANCE MATERIALS
                      (THE PREDECESSOR COMPANY and a Segment of The B.F.Goodrich Company)

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                             (dollars in millions)
                                                  (unaudited)


                                                               BFGOODRICH
                                                          PERFORMANCE MATERIALS       NOVEON, INC.
                                                     ------------------------------------------------
                                                        Six Months      Two Months    Four Months
                                                         Ended            Ended          Ended
                                                        June 30,       February 28,     June 30,
                                                          2000             2001           2001
                                                      ---------------- -------------------------------

SALES                                                   $  606.1         $  187.0       $  366.9
Cost of sales                                              423.3            137.3          268.4
                                                     ---------------- -------------------------------

GROSS PROFIT                                               182.8             49.7           98.5
Selling and administrative expenses                        102.4             35.2           64.7
Amortization expense                                        12.3              4.0           11.0
Consolidation (benefits) costs                              (0.2)             -              0.7
                                                     ---------------- -------------------------------

OPERATING INCOME                                            68.3             10.5           22.1
Interest income (expense)--net                               0.4              0.6          (32.9)
Other income (expense)--net                                  0.7             (1.5)          (1.7)
                                                     ---------------- -------------------------------
Income (loss) before income taxes                           69.4              9.6          (12.5)
Income tax (expense) benefit                               (32.6)            (4.0)           5.0
                                                     ---------------- -------------------------------

NET INCOME (LOSS)                                       $   36.8         $    5.6       $   (7.5)
                                                     ================ ===============================


        See Notes to Condensed Consolidated Financial Statements.



                                                         NOVEON, INC. AND
                                                 BFGOODRICH PERFORMANCE MATERIALS
                                (THE PREDECESSOR COMPANY and a Segment of The B.F.Goodrich Company)

                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                       (dollars in millions)

                                                                                     BFGOODRICH
                                                                                     PERFORMANCE
                                                                                      MATERIALS        NOVEON, INC.
                                                                                  December 31, 2000   June 30, 2001
                                                                                 --------------------------------------
                                                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                           $     15.7         $     42.6
Accounts and notes receivable, less allowances for doubtful receivables
     ($6.9 and $7.7 at December 31, 2000 and June 30, 2001, respectively)                181.6              181.1
Inventories                                                                              167.4              175.0
Deferred income taxes                                                                     16.0                 -
Prepaid expenses and other current assets                                                  4.8                7.0
                                                                                 --------------------------------------
TOTAL CURRENT ASSETS                                                                     385.5              405.7

Property, plant and equipment--net                                                       563.2              709.3
Prepaid pension                                                                           25.7                 -
Excess of purchase price over fair value of tangible net assets acquired                    -               492.9
Goodwill--net                                                                             307.0                 -
Identifiable intangible assets--net                                                       58.9                 -
Other assets                                                                              18.9               59.8
                                                                                 --------------------------------------

TOTAL ASSETS                                                                        $  1,359.2         $  1,667.7
                                                                                 ======================================

CURRENT LIABILITIES
Short-term bank debt                                                                $     29.1         $      0.6
Accounts payable                                                                         120.6              100.9
Accrued expenses                                                                          77.9               70.0
Income taxes payable                                                                      37.1                5.5
Current maturities of long-term debt                                                       0.9               20.9
                                                                                 --------------------------------------
TOTAL CURRENT LIABILITIES                                                                265.6              197.9
Long-term debt                                                                              -               885.0
Postretirement benefits other than pensions                                               68.5                5.0
Accrued pensions                                                                           -                 28.0
Deferred income taxes                                                                     65.2               12.8
Accrued environmental                                                                     38.3               19.6
Other non-current liabilities                                                             11.2                3.8

PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY
Parent company investment                                                                910.4                 -
Common stock                                                                                -                  -
Paid in capital                                                                             -               527.0
Retained deficit                                                                            -                (7.5)
Accumulated other comprehensive loss                                                        -                (3.9)
                                                                                 --------------------------------------
TOTAL PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY                                  910.4              515.6
                                                                                 --------------------------------------

TOTAL LIABILITIES AND PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY             $  1,359.2         $  1,667.7
                                                                                 ======================================

   See Notes to Condensed Consolidated Financial Statements.



                                                           NOVEON, INC. AND
                                                   BFGOODRICH PERFORMANCE MATERIALS
                                  (THE PREDECESSOR COMPANY and a Segment of The B.F.Goodrich Company)

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (dollars in millions)
                                                              (unaudited)

                                                                         BFGOODRICH PERFORMANCE
                                                                                MATERIALS                    NOVEON, INC.
                                                                         --------------------------------------------------
                                                                           Six Months       Two Months      Four Months
                                                                              Ended            Ended           Ended
                                                                             June 30,       February 28,      June 30,
                                                                              2000             2001            2001
                                                                         --------------------------------------------------
OPERATING ACTIVITIES
Net Income (loss)                                                           $   36.8         $    5.6        $   (7.5)
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
Depreciation and amortization                                                   44.5             14.4            35.7
Deferred income taxes                                                           (0.1)            (5.2)           (8.0)
Debt issuance cost amortization in interest expense                               -                -              3.8
Change in assets and liabilities, net of effects of acquisitions and
  dispositions of businesses                                                   (17.7)           (45.9)           20.6
                                                                         --------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                63.5            (31.1)           44.6

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                     (23.3)            (7.6)           (9.9)
Payments made in connection with acquisitions, net of cash acquired            (11.6)              -         (1,187.2)
                                                                         --------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                        (34.9)            (7.6)       (1,197.1)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                                          27.4             (3.7)          (25.8)
Proceeds from issuance of long-term debt                                          -                -            910.0
Debt issuance costs                                                               -                -            (43.7)
Equity contribution from Stockholder                                              -                -            355.0
Transfers (to) from Parent                                                     (54.1)            40.7              -
                                                                         --------------------------------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                               (26.7)            37.0         1,195.5

Effect of exchange rate changes on cash and cash equivalents                    (0.6)              -             (0.4)
                                                                         --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             1.3             (1.7)           42.6
Cash and cash equivalents at beginning of period                                10.6             15.7              -
                                                                         --------------------------------------------------

Cash and cash equivalents at end of period                                  $   11.9         $   14.0        $   42.6
                                                                         ==================================================

Non-Cash transactions
   Equity contribution                                                      $     -          $     -         $  172.0
   Assets contributed to joint venture                                          17.9               -               -
                                                                         ==================================================

See Notes to Condensed Consolidated Financial Statements.

                              NOVEON, INC. AND
                      BFGOODRICH PERFORMANCE MATERIALS
    (THE PREDECESSOR COMPANY and a Segment of The B.F.Goodrich Company)

       CONDENSED CONSOLIDATED (STATEMENT OF PARENT COMPANY INVESTMENT
                          AND STOCKHOLDER'S EQUITY
                           (dollars in millions)
                                (unaudited)

                                                         Parent
                                                         Company
                                                       Investment
                                                     -----------------
                                                     -----------------
BFGOODRICH PERFORMANCE MATERIALS
  (THE PREDECESSOR COMPANY)

Balance at December 31, 2000                             $ 910.4
Net income                                                   5.6
Cumulative translation adjustment                            2.6
                                                     -----------------

Comprehensive income                                         8.2
Net transfers from Parent                                   40.7
                                                     -----------------

Balance at February 28, 2001                             $ 959.3
                                                     =================


                                                                                   ACCUMULATED
                                                                                      OTHER
                                           COMMON      PAID IN      RETAINED      COMPREHENSIVE
                                           STOCK       CAPITAL       DEFICIT           LOSS            TOTAL
                                         ------------ ------------ ------------  ------------------- ------------
STOCKHOLDER'S EQUITY--
  NOVEON, INC.
Opening balance at March 1, 2001            $   -       $      -      $    -          $    -            $     -
Equity contribution from stockholder            -          527.0           -               -              527.0

Comprehensive loss:
     Net loss                                   -              -        (7.5)              -               (7.5)
     Net change related to cash flow
         Hedges                                 -              -           -             0.2                0.2
     Cumulative translation adjustment          -              -           -            (4.1)              (4.1)
                                          ------------ ------------ ------------ -------------------- ------------
Total comprehensive loss                                                                                  (11.4)
                                          ------------ ------------ --------------------------------- ------------

Balance at June 30, 2001                    $   -       $  527.0      $ (7.5)         $ (3.9)           $ 515.6
                                          ============ ============ ================================= ============


      See Notes to Condensed Consolidated Financial Statements.


                                NOVEON, INC.
            Period of three and four months ended June 30, 2001
                                    AND
                      BFGOODRICH PERFORMANCE MATERIALS
    (The Predecessor Company and a Segment of The B.F.Goodrich Company)
      Period of three and six months ended June 30, 2000 and period of two months ended February 28, 2001

      Notes to Condensed Consolidated Financial Statements (unaudited)
              (dollars in millions, except per share amounts)

A. ORGANIZATION AND ACQUISITION

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company"), an operating segment of The B.F.Goodrich Company ("BFGoodrich"). The Company is a wholly-owned subsidiary of Noveon Holdings, Inc. ("Parent"). The Company has authorized 1,000 shares of common stock at a par value of $.01 per share. There is one share issued and outstanding at June 30, 2001.

Noveon Holdings, Inc. was organized for the purpose of owning all of the common stock of the Company and was capitalized through an equity contribution of $355.0 from affiliates of its equity sponsors, AEA Investors Inc., DLJMB Funding III, Inc. and DB Capital Partners, Inc. Noveon Holdings, Inc. has no independent operations or investments other than its investment in the Company. Noveon Holdings, Inc. has made an equity contribution of $527.0 to the Company comprised of $355.0 in cash and $172.0 from the seller note that Noveon Holdings, Inc. issued to BFGoodrich in connection with the Company's acquisition of BFGoodrich Performance Materials. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of Noveon Holdings, Inc. and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. Noveon Holdings, Inc. will be dependent on the cash flows of the Company to repay the seller note upon maturity in 2011.

The consolidated balance sheet of the Company as of June 30, 2001 reflects the acquisition of the Predecessor Company under the purchase method of accounting. The preliminary purchase price before fees and expenses, totaling $20.5, was $1,372.0 and consisted of cash of $1,166.7, assumption of debt and liabilities of $33.3, net of cash acquired, and a $172.0 equity contribution resulting from the seller note of Noveon Holdings, Inc. issued to BFGoodrich.

Under the terms of the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the final working capital adjustment will be calculated in 2001. BFGoodrich has computed a $25.0 working capital adjustment that is equal to the upward adjustment limit. Under the terms of the Agreement, the Company is disputing BFGoodrich's working capital adjustment. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. The decision by the third party will be final and binding on all parties. Any amounts finally determined to be due to BFGoodrich as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The adjustment to purchase price for the working capital adjustment will be reflected in the financial statements upon the resolution of the working capital dispute.

The purchase of the performance materials business from BFGoodrich (the "Acquisition") was financed through term loan borrowings under the Company's new credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 equity contribution from Noveon Holdings, Inc. The proceeds from the new credit facilities included $125.0 on the six-year Term Loan A facility and $510.0 on the seven and one-half year Term Loan B facility. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0.

Various assets acquired and liabilities assumed, primarily working capital accounts, of the Predecessor Company have been recorded at estimated fair values as determined by the Company's management based on the information currently available. Final determination of the fair value of certain assets, including inventories, are in process. Appraisals of long-lived assets and identifiable intangible assets including an evaluation of in-process research and development efforts are currently underway and will be completed later in 2001. In addition, the valuations of the Company's projected pension and other post-employment benefit obligations are also in process and estimates have been reflected in the preliminary allocation of purchase price. The deferred income taxes provided in the preliminary purchase price allocation are primarily attributed to those foreign and domestic subsidiaries whereby the Company acquired the common stock from the Predecessor Company. Such amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

As of the acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Although this assessment continues, during the quarter ended June 30, 2001 management finalized certain components of the plan, including exiting certain non-core product lines and investments. The assets have been adjusted to the estimated fair values through purchase accounting. Additionally, the Company recorded a $9.0 accrual for exit costs related to the components of the plan finalized as of June 30, 2001. The Company is continuing to evaluate its consolidation and restructuring plans and additional adjustments to the preliminary purchase price allocation may be required during subsequent periods.

The following unaudited pro forma data summarize the results of operations for the six months ended June 30, 2000 and 2001 as if the Company had been acquired as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the acquisition, are excluded from the pro forma results. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.


                                           June 30, 2000       June 30,
                                                                 2001
                                         ------------------------------------

Net sales                                    $   596.8        $   552.8
Operating income                                  54.1             28.6
Net income (loss)                                  5.0            (13.9)

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001, four-month period ended June 30, 2001 and the two-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The condensed consolidated statement of operations for the two-months ended February 28, 2001 reflects the results of the Predecessor Company prior to the acquisition. The results for the Predecessor Company are not necessarily comparable to those of the Company because of the exclusion of certain businesses from the Acquisition and changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the Acquisition.

Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of Noveon Holdings, Inc.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

C. SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The  Company  has  generally   adopted  the  accounting   policies  of  the
Predecessor Company. Based on the characteristics of the Acquisition, several accounting policies have been detailed further below.

LONG-LIVED ASSETS

Appraisals are currently in process for property, plant and equipment. Preliminary indications from the appraisals are that the fair values of the property, plant and equipment will exceed the Predecessor Company's cost basis. Based on these preliminary indications, an estimated write-up to fair market value for property, plant and equipment in the preliminary purchase price allocation was estimated to be $170.0 in excess of the net book value of such assets recorded by the Predecessor Company. The appraisal, when complete, will provide information on the final fair market values and estimated lives of the assets. A preliminary average 15-year life has been used to estimate depreciation related to the write-up of property, plant and equipment.

The excess of purchase price over fair value of tangible net assets acquired will consist of both identifiable intangible assets and goodwill. Identifiable intangible assets are expected to carry useful lives of 5 to 20 years and amortization will be provided on a straight-line method. Goodwill will be amortized on the straight-line method over 20 years. For purposes of providing estimated amortization expense for the excess of purchase price over fair value of tangible net assets acquired, a blended life approximating 15 years is being used to compute straight-line amortization expense.

The amortization lives used above will be adjusted once the appraisals are completed.

DEBT ISSUANCE COSTS

Costs incurred with the issuance of the Company's new credit facilities and senior subordinated notes have been capitalized and are being amortized over the life of the debts ranging in periods of six through ten years.

INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by the Parent. Income tax expense in the Company's consolidated statement of income is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

PENSION OBLIGATIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As a result of the acquisition of the Predecessor Company, BFGoodrich retained the pension benefit obligations for all retirees and the vested portion of the pension obligations for active employees for service prior to the Acquisition, as well as the plan assets of the domestic pension plans. Furthermore, BFGoodrich retained the post-retirement benefit obligations of retirees and those eligible to retire through December 31, 2002. The Company has recorded the postretirement benefit obligations for active employees covered by collective bargaining agreements that remained with the Company after the acquisition.

DERIVATIVE AND HEDGING ACTIVITIES

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative transaction adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

The Company has entered into interest rate swap agreements to limit its exposure to interest rate fluctuations on a portion of the outstanding principal of the Term Loans for the next four years. These agreements require the Company to pay a fixed rate of interest while receiving a variable rate. At June 30, 2001, the fair value of these swap arrangements included in prepaid expenses and other assets totaled approximately $0.2. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

The Company enters into currency forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The value of these contracts at June 30, 2001 was not material to the Company's earnings, cash flow and financial position.

The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income. During the three months ended June 30, 2001, the Company recognized $5.3 of net gains, included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.


The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company currently expects to adopt SFAS No. 142 in the Company's first quarter of 2002 reporting, as required. Management is currently evaluating the impact of SFAS No. 142 on the Company's future financial reporting.


RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation. The reclassifications include the classification of freight-out expenses as a component of cost of sales rather than a selling and administrative expense and the classification of amortization expense as a separate income statement line item below cost of sales.

D. INVENTORIES

The components of inventory consist of the following:

                                            BFGOODRICH
                                            PERFORMANCE
                                             MATERIALS       NOVEON, INC.
                                            December 31,       June 30,
                                                2000             2001
                                         ------------------------------------

Raw Materials                                $    48.3        $    40.4
Work in process (WIP)                              2.2              2.7
Finished products                                138.7            131.9
LIFO reserve                                     (21.8)   -
                                         ------------------------------------
                                             $   167.4        $   175.0
                                         ====================================

Acquired inventory was recorded at its fair value in accordance with the purchase method of accounting. Such inventory values are subject to final fair value determination at certain of the Company's facilities. The Company has elected to value substantially all of its domestic inventories using the LIFO cost method whereas all other inventory, including foreign, is valued principally by the average cost method.

E. FINANCING ARRANGEMENTS

In connection with the Acquisition, the Company entered into new credit facilities and issued subordinated notes.

The new credit facilities included (1) a six-year Term Loan A facility in the amount of $125.0, (2) a seven and one-half year Term Loan B facility in the amount of $510.0 and (3) a six-year revolving credit facility in the amount of $125.0. A portion of the revolving credit facility is made available in various foreign currencies. Portions of Term Loan A and Term Loan B were made available in Euros. While borrowings under Term Loans A and B were used to finance the Acquisition, borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

Borrowings under the new credit facilities bear interest in an amount equal, at the Company's option, to either (1) the reserve adjusted Eurocurrency rate plus an applicable borrowing margin or (2) the base rate plus an applicable borrowing margin. The reserve adjusted Eurocurrency rate is the average of the offered quotation in the interbank Eurodollar market for U.S. dollar amounts and is approximately equal to the outstanding principal amount of the Company's Eurocurrency rate loans. The base rate is the greater of (1) the prime rate or (2) the federal funds rate plus 50 basis points. The applicable borrowing margins for Eurocurrency rate loans are 3.0% for the revolving loan facility and Term Loan A and 3.5% for Term Loan B. The applicable borrowing margins for the base rate loans will be 2.0% for the revolving loan facility and Term Loan A and 2.5% for Term Loan
B. Interest periods for Eurocurrency rate loans are one, two, three or six months, subject to availability. Interest on Eurocurrency rate loans are payable at the end of the applicable interest period, except for six month interest periods in which case interest is payable every three months. Interest on base rate loans is payable quarterly in arrears. Upon an event of default, all loans will bear an additional 2.0% of interest for as long as the event of default is continuing.

The  new  credit   facilities   contain  covenants  related  to  net  worth
requirements, capital expenditures, interest coverage, leverage and EBITDA levels and provide for events of default.

The $275.0 senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year, commencing on September 15, 2001.

Maturities of these long-term financing arrangements are as follows:

                       TERM             TERM        SUBORDINATED
                 LOAN A           LOAN B            NOTES             TOTAL
             ---------------- ---------------- ----------------- -------------
             ---------------- ---------------- ----------------- -------------

2001         $      5.8       $       2.7      $          -      $        8.5
2002               18.0               5.4                 -              23.4
2003               18.0               5.4                 -              23.4
2004               22.5               5.4                 -              27.9
2005               25.5               5.4                 -              30.9
Thereafter         35.2             485.7               275.0           795.9
             ---------------- ---------------- ----------------- -------------
             ---------------- ---------------- ----------------- -------------
             $    125.0       $     510.0      $        275.0    $      910.0
             ================ ================ ================= =============

F. SEGMENT INFORMATION

The Company's operations are classified into three reportable business segments: Consumer Specialties, Polymer Solutions and Performance Coatings. They serve various end-users such as personal care, pharmaceuticals, printing, textiles, industrial, construction and automotive. The Company's major products are thermoplastic polyurethane, high-heat-resistant plastics, synthetic thickeners and emulsifiers, polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

                                                BFGOODRICH
                                          PERFORMANCE MATERIALS                 NOVEON, INC.
                                    -----------------------------------------------------------------
                                      Three Months                      Three Months
                                          Ended                             Ended
                                        June 30,                          June 30,
                                          2000               %              2001             %
                                    -----------------------------------------------------------------
  Sales
    Consumer Specialties            $        62.8           21.0%        $      66.0         24.3%
    Polymer Solutions                       105.9           35.5%               97.2         35.9%
    Performance Coatings                    129.7           43.5%              107.9         39.8%
                                    -----------------------------------------------------------------

  Total Sales                       $       298.4          100.0%        $     271.1        100.0%
                                    =================================================================

  Gross Profit
    Consumer Specialties            $        21.2           33.8%        $      18.6         28.2%
    Polymer Solutions                        36.5           34.5%               28.9         29.7%
    Performance Coatings                     31.6           24.4%               23.2         21.5%
                                    ------------------                ------------------
  Total Gross Profit                $        89.3           29.9%        $      70.7         26.1%
                                    ==================                ==================

  Operating Income (Loss)
    Consumer Specialties            $         6.2            9.9%        $       4.3          6.5%
    Polymer Solutions                        16.8           15.9%                8.7          9.0%
    Performance Coatings                      9.4            7.2%                0.4          0.4%
     Consolidation costs                      0.2            -                  (0.7)         -
                                    ------------------                ------------------
  Total Operating Income            $        32.6           10.9%        $      12.7          4.7%
                                    ==================                ==================




                                           BFGOODRICH PERFORMANCE MATERIALS                         NOVEON, INC.
                            ----------------------------------------------------------------------------------------------
                                Six Months                       Two Months                   Four Months
                                  Ended                            Ended                         Ended
                                 June 30,                       February 28,                    June 30,
                                   2000              %              2001            %            2001             %
                            ----------------------------------------------------------------------------------------------
 Sales
    Consumer Specialties    $       122.3            20.2%    $        41.8        22.3%      $      89.1         24.3%
    Polymer Solutions               220.4            36.4%             73.1        39.1%            134.1         36.5%
    Performance Coatings            263.4            43.4%             72.1        38.6%            143.7         39.2%
                            ----------------------------------------------------------------------------------------------
   Total Sales               $       606.1           100.0%    $       187.0       100.0%      $     366.9        100.0%
                            ==============================================================================================

  Gross Profit
    Consumer Specialties    $        42.3            34.6%    $        10.3        24.6%      $      26.0         29.2%
    Polymer Solutions                77.0            34.9%             25.6        35.0%             41.8         31.2%
    Performance Coatings             63.5            24.1%             13.8        19.1%             30.7         21.4%
                            -------------------               ------------------           ------------------
  Total Gross Profit        $       182.8            30.2%    $        49.7        26.6%      $      98.5         26.8%
                            ===================               ==================           ==================

  Operating Income (Loss)
    Consumer Specialties    $        13.0            10.6%    $        (0.4)       (1.0)%     $       7.0          7.9%
    Polymer Solutions                37.7            17.1%             12.5        17.1%             15.2         11.3%
    Performance Coatings             17.4             6.6%             (1.6)       (2.2)%             0.6          0.4%
     Consolidation costs              0.2             -                    -          -              (0.7)         -
                            -------------------               ------------------           ------------------
  Total Operating Income    $        68.3            11.3%    $        10.5         5.6%      $      22.1          6.0%
                            ===================               ==================           ==================


                                         BFGOODRICH
                                    PERFORMANCE MATERIALS              NOVEON, INC.
                               --------------------------------------------------------------
                                  December 31,                     June 30,
                                      2000             %             2001             %
                               --------------------------------------------------------------
Assets
  Consumer Specialties           $      440.3         32.4%     $        499.3      29.9%
  Polymer Solutions                     379.4         27.9%              532.1      31.9%
  Performance Coatings                  539.5         39.7%              636.3      38.2%
                               --------------------------------------------------------------
Total Assets                     $    1,359.2        100.0%     $      1,667.7     100.0%
                               ==============================================================


G. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of the following:

                                                 BFGOODRICH PERFORMANCE MATERIALS                   NOVEON, INC.
                                        -----------------------------------------------------------------------------------
                                           Three Months      Six Months   Two Months Ended   Three Months    Four Months
                                              Ended            Ended        February 28,         Ended          Ended
                                             June 30,         June 30,          2001           June 30,        June 30,
                                               2000             2000                             2001            2001
                                        -----------------------------------------------------------------------------------
    Net income (loss)                   $        15.6        $   36.8     $         5.6       $      (6.9)    $   (7.5)
    Net change related to cash  flow              -               -                 -                 0.2          0.2
  hedges
    Cumulative translation adjustment            (1.0)            4.9               2.6              (1.5)        (4.1)
                                        -----------------------------------------------------------------------------------
      Total  comprehensive income (loss)$        14.6        $   41.7     $         8.2       $      (8.2)       (11.4)
                                        ===================================================================================

H. RESTRUCTURING AND CONSOLIDATION COSTS

In conjunction with the Company's plans to restructure and streamline its operations in order to increase efficiency of customer service, reduce costs and support the Company's global growth strategy, the Company restructured its colorants business in Cincinnati, Ohio and discontinued its flush pigments and colorformers product lines in June 2001. Through the Company's total restructuring efforts, the Company is eliminating approximately 300 positions. Approximately 90% of the affected employees have left their positions as of June 30, 2001. The restructuring reserve included in the preliminary purchase price allocation is summarized below:


                                             BALANCE                                              BALANCE
                                             APRIL 1,                                             JUNE 30,
                                              2001            PROVISION         ACTIVITY            2001
                                       --------------------------------------------------------------------------
Personnel related costs                     $     7.9          $    -         $    (1.3)          $     6.6

Facility closure costs                            1.1               -                 -                 1.1
                                       --------------------------------------------------------------------------
                                             $     9.0          $    -          $   (1.3)          $     7.7
                                       ==========================================================================


The Predecessor Company incurred $40.5 of consolidation costs in the year 2000. Consolidation accruals at February 28, 2001 for the Predecessor Company and June 30, 2001 for the Company, as well as activity during the periods consisted of:


                                             BALANCE                                              BALANCE
                                        DECEMBER 31, 2000                                       FEBRUARY 28,
                                                                PROVISION         ACTIVITY          2001
                                       --------------------------------------------------------------------------
Personnel related costs                     $     4.7          $    -         $     (2.0)         $     2.7
Asset write-down and facility
   closure costs                                  1.1               -               (1.1)                 -
                                       --------------------------------------------------------------------------
                                            $     5.8          $    -          $    (3.1)         $     2.7
                                       ==========================================================================

                                                   BALANCE                                            BALANCE
                                                MARCH 1,         PROVISION         ACTIVITY          JUNE 30,
                                                   2001                                                 2001
                                           -------------------------------------------------------------------------
   Personnel related costs                   $      2.7        $   (0.7)           $   (1.5)       $     0.5
   Asset write-down and facility
      closure costs                                  -              0.7                (0.7)              -
   Relocation and restructuring
      expense                                        -              0.7                (0.7)              -
                                           -------------------------------------------------------------------------
                                            $       2.7        $    0.7            $   (2.9)       $     0.5
                                           =========================================================================

I. CONTINGENCIES

GENERAL

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material effect on the Company's consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes. The treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company or the Predecessor Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current governmental regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

The Company's  environmental  engineers and consultants  review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

At June 30, 2001, the Company had recorded total liabilities of $23.1, to cover future environmental expenditures. BFGoodrich has indemnified the Company for environmental liabilities totaling $14.9. Accordingly, the current portion of the environmental obligation of $3.5 is recorded in accrued expenses and $3.6 is recorded in accounts receivable. Approximately $19.6 is included in non-current liabilities and $11.3 is included in other non-current assets, reflecting the recovery due from BFGoodrich.

J. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The Company as presented herein represents Noveon, Inc. (or the Predecessor Company for periods prior to March 1, 2001) exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries.

The Company's domestic subsidiaries, all of which are directly or indirectly wholly-owned, are the only guarantors of the 11% Senior Subordinated Notes. The guarantees are full, unconditional and joint and several. Management does not believe that separate financial statements of these guarantor subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented.

The purchase accounting adjustments from the preliminary purchase price allocation are reflected in the Company's financial information. When the purchase price allocation is finalized, these adjustments will be reflected in the financial information of the guarantor subsidiaries and non-guarantor subsidiaries, as applicable.

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:


J. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (Continued)

                                                            THREE MONTHS ENDED JUNE 30, 2001
                                 -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       165.1     $       48.5     $        81.2     $       (23.7)   $       271.1
Cost of sales                              119.7             45.2              59.2             (23.7)           200.4
                                 -----------------------------------------------------------------------------------------
Gross profit                                45.4              3.3              22.0               -               70.7
Selling and administrative
   expenses                                 35.6              2.6              10.7               -               48.9
Amortization expense                         8.4              -                 -                 -                8.4
Consolidation costs                          0.7              -                 -                 -                0.7
                                 -----------------------------------------------------------------------------------------
Operating income                             0.7              0.7              11.3               -               12.7
Interest income (expense)--net
                                           (23.0)             0.5              (0.7)              -              (23.2)
Other (expense)--net                        (0.9)             -                (0.1)              -               (1.0)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income                (23.2)             1.2              10.5               -              (11.5)
   taxes
Income tax (expense) benefit                 7.3              -                (2.7)              -                4.6
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $       (15.9)    $        1.2     $         7.8     $         -      $        (6.9)
                                 =========================================================================================

J. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (Continued)

                                                             FOUR MONTHS ENDED JUNE 30, 2001
                                          -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       226.1     $       63.3     $       110.1     $       (32.6)   $       366.9
Cost of sales                              162.3             59.2              79.5             (32.6)           268.4
                                 -----------------------------------------------------------------------------------------
Gross profit                                63.8              4.1              30.6               -               98.5
Selling and administrative
   expenses                                 45.0              4.6              15.1               -               64.7
Amortization expense                        11.0              -                 -                                 11.0
Consolidation costs                          0.7              -                 -                 -                0.7
                                 -----------------------------------------------------------------------------------------
Operating income (loss)                      7.1             (0.5)             15.5               -               22.1
Interest income (expense)--net
                                           (32.4)             0.7              (1.2)              -              (32.9)
Other (expense)--net                        (1.2)             -                (0.5)              -               (1.7)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income                (26.5)             0.2              13.8               -              (12.5)
   taxes
Income tax (expense) benefit                 8.8             (0.1)             (3.7)              -                5.0
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $       (17.7)    $        0.1     $        10.1     $         -      $        (7.5)
                                 =========================================================================================



J. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (Continued)

                                                                      JUNE 30, 2001
                                 -----------------------------------------------------------------------------------------

                                                       COMBINED         COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                    COMPANY        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents          $        30.1     $        1.1     $        11.4     $         -      $        42.6
Accounts and notes receivable              103.4             16.8              60.9               -              181.1
Inventories                                 94.2             31.4              49.4               -              175.0
Prepaid expenses and other
   current assets                            3.3              0.7               3.0               -                7.0
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                       231.0             50.0             124.7               -              405.7
Property, plant and                        499.0            102.5             107.8               -              709.3
   equipment, net
Excess of purchase price over
  fair value of tangible net               492.9              -                 -                 -              492.9
  assets acquired
Deferred taxes                              25.3              6.1               -               (31.4)             -
Intercompany receivables                   138.7             42.6              20.9            (202.2)             -
Investment in subsidiaries                 158.2             47.8               -              (206.0)             -
Other assets                                56.8              0.1               2.9               -               59.8
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL ASSETS                       $     1,601.9     $      249.1     $       256.3     $      (439.6)   $     1,667.7
                                 =========================================================================================
CURRENT LIABILITIES
Short-term bank debt               $         -       $        0.1     $         0.5     $         -      $         0.6
Accounts payable                            61.1              6.2              33.6               -              100.9
Accrued expenses                            60.7              3.2               6.1               -               70.0
Income taxes payable                        (1.4)             -                 6.9               -                5.5
Current maturities of debt                  20.5              -                 0.4               -               20.9
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                  140.9              9.5              47.5               -              197.9
Long-term debt                             885.0              -                 -                 -              885.0
Accrued pensions                            19.3              6.4               2.3                               28.0
Postretirement benefits
   other than pensions                       3.7              1.3               -                 -                5.0
Deferred income taxes                        -               38.7               5.5             (31.4)            12.8
Accrued environmental                       11.4              8.2               -                 -               19.6
Intercompany payables                       25.2             58.2             118.8            (202.2)             -
Other non-current liabilities                1.4              -                 2.4               -                3.8
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES                        1,086.9            122.3             176.5            (233.6)         1,152.1
STOCKHOLDER'S EQUITY
Paid in capital                            527.0              -                 -                 -              527.0
Capital stock of subsidiaries                -              122.0              84.0            (206.0)             -
Retained earnings (deficit)                (17.7)             0.1              10.1               -               (7.5)
Accumulated other
   comprehensive loss                        5.7              4.7             (14.3)              -               (3.9)
                                 -----------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                 515.0            126.8              79.8            (206.0)           515.6
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY            $     1,601.9     $      249.1     $       256.3     $      (439.6)   $     1,667.7
                                 =========================================================================================



                                                             FOUR MONTHS ENDED JUNE 30, 2001
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Net cash provided by
   operating activities            $        27.0     $        2.6     $        15.0     $         -      $        44.6
Investing activities:
   Purchases of property,
     plant and equipment                    (6.2)            (1.5)             (2.2)              -               (9.9)
   Payments made in connec-
     tion with acquisitions;
     net of cash acquired               (1,187.2)             -                 -                 -           (1,187.2)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net cash used in investing
   activities                           (1,193.4)            (1.5)             (2.2)              -           (1,197.1)
Financing activities:
   Decrease in short-term debt               -                -               (25.8)              -              (25.8)
   Proceeds from issuance of
     long-term debt                        910.0              -                 -                 -              910.0
   Debt issuance costs                     (43.7)             -                 -                 -              (43.7)
   Equity contribution from
     stockholder                           355.0              -                 -                 -              355.0
   Intercompany transfers                  (24.8)             -                24.8               -                -
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                  1,196.5              -                (1.0)              -            1,195.5
Effect of exchange rate
   changes on cash and cash
   equivalents                               -                -                (0.4)              -               (0.4)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Increase in cash and cash
   equivalents                              30.1              1.1              11.4               -               42.6
Cash and cash equivalents
   at beginning of period                    -                -                 -                 -                -
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $        30.1     $        1.1     $        11.4     $         -      $        42.6
                                 =========================================================================================




                                                           TWO MONTHS ENDED FEBRUARY 28, 2001
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Sales                              $       120.2     $       26.9     $        56.7     $       (16.8)   $       187.0
Cost of sales                               85.6             26.0              42.5             (16.8)           137.3
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Gross profit                                34.6              0.9              14.2               -               49.7
Selling and administrative
   expenses                                 25.0              1.7               8.5               -               35.2
Amortization expense                         1.2              2.4               0.4               -                4.0
                                 -----------------------------------------------------------------------------------------
Operating income (loss)                      8.4             (3.2)              5.3               -               10.5
Interest income (expense)--net
                                             0.3              0.7              (0.4)              -                0.6
Other (expense)--net                         (1.0)             -                (0.5)              -               (1.5)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                     7.7             (2.5)              4.4               -                9.6
Income tax (expense) benefit                (3.0)             0.6              (1.6)              -               (4.0)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $         4.7     $       (1.9)    $         2.8     $         -      $         5.6
                                 =========================================================================================

J.


                                                           TWO MONTHS ENDED FEBRUARY 28, 2001
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Net cash (used in)
    operating activities           $       (10.7)    $      (10.6)    $        (9.8)    $         -      $       (31.1)
Investing activities:
   Purchases of property,
     plant and equipment                    (5.2)            (0.7)             (1.7)              -               (7.6)
                                 -----------------------------------------------------------------------------------------
Net cash used in investing
   activities                               (5.2)            (0.7)             (1.7)              -               (7.6)

Financing activities:
   Decrease in short-term debt               -                -                (3.7)              -               (3.7)
   Transfers from Parent                    15.9             11.2              13.6               -               40.7
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net cash provided by
   financing activities                     15.9             11.2               9.9               -               37.0
                                 -----------------------------------------------------------------------------------------
Decrease in cash
   and cash equivalents                      -               (0.1)             (1.6)              -               (1.7)
Cash and cash equivalents
   at beginning of period                    0.1              0.2              15.4               -               15.7
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $         0.1     $        0.1     $        13.8     $         -      $        14.0
                                 =========================================================================================





J. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)



                                                            THREE MONTHS ENDED JUNE 30, 2000
                                 -----------------------------------------------------------------------------------------

                                                       COMBINED         COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Sales                              $       196.3     $       44.0     $        85.2     $       (27.1)   $       298.4
Cost of sales                              133.6             37.6              65.3             (27.4)           209.1
                                 -----------------------------------------------------------------------------------------
Gross profit                                62.7              6.4              19.9               0.3             89.3
Selling and administrative
   expenses                                 37.6              1.5              11.6               -               50.7
Amortization expense                         2.1              3.6               0.5               -                6.2
Consolidation benefits                      (0.2)             -                 -                 -               (0.2)
                                 -----------------------------------------------------------------------------------------
Operating income                            23.2              1.3               7.8               0.3             32.6
Interest income--net                         0.4              0.2                -                 -               0.6
Other expense--net                            -                -               (0.1)               -              (0.1)
                                 -----------------------------------------------------------------------------------------
Income before income taxes                  23.6              1.5               7.7               0.3             33.1
Income tax expense                         (11.6)            (3.0)             (2.8)             (0.1)           (17.5)
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $        12.0     $       (1.5)    $         4.9     $         0.2    $        15.6
                                 =========================================================================================




J.       GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                             SIX MONTHS ENDED JUNE 30, 2000
                                 -----------------------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Sales                              $       404.6     $       85.5     $       171.7     $       (55.7)   $       606.1
Cost of sales                              272.9             73.1             132.7             (55.4)           423.3
                                 -----------------------------------------------------------------------------------------
Gross profit                               131.7             12.4              39.0              (0.3)           182.8
Selling and administrative
   expenses                                 74.9              4.3              23.2               -              102.4
Amortization expense                         4.0              7.3               1.0               -               12.3
Consolidation benefits                      (0.2)             -                 -                 -               (0.2)
                                 -----------------------------------------------------------------------------------------
Operating income                            53.0              0.8              14.8              (0.3)            68.3
Interest income (expense)--net
                                             0.7              1.1              (1.4)              -                0.4
Other income--net                             -                -                 0.7               -               0.7
                                 -----------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                    53.7              1.9              14.1              (0.3)            69.4
Income tax expense                         (23.8)            (3.8)             (5.1)              0.1            (32.6)
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $        29.9     $       (1.9)    $         9.0     $        (0.2)   $        36.8
                                 =========================================================================================

J.



GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                                    DECEMBER 31, 2000
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                    COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents          $         0.1     $        0.2     $        15.4     $         -      $        15.7
Accounts and notes receivable              109.9             15.0              56.7               -              181.6
Inventories                                 87.8             33.2              50.3              (3.9)           167.4
Deferred income taxes                       17.1             (1.1)              -                 -               16.0
Prepaid expenses and other
   current assets                            1.0              0.5               3.3               -                4.8
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                       215.9             47.8             125.7              (3.9)           385.5

Property, plant and
   equipment, net                          344.4            105.6             113.2               -              563.2
Prepaid pension                             19.3              6.4               -                 -               25.7
Goodwill                                    86.8            192.6              27.6               -              307.0
Intercompany receivables                   104.5             87.1             125.9            (317.5)             -
Investment in subsidiaries                 511.5             47.8               -              (559.3)             -
Other assets                                29.9             51.6              (3.7)              -               77.8
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL ASSETS                       $     1,312.3     $      538.9     $       388.7     $      (880.7)   $     1,359.2
                                 =========================================================================================
CURRENT LIABILITIES
Short-term bank debt               $         -       $        0.1     $        29.0     $         -      $        29.1
Accounts payable                            75.9             13.0              31.7               -              120.6
Accrued expenses                            56.8             13.3               7.8               -               77.9
Income taxes payable                        34.5             (6.6)              9.5              (0.3)            37.1
Current maturities of
   long-term debt                            -                -                 0.9               -                0.9
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                  167.2             19.8              78.9              (0.3)           265.6

Postretirement benefits
   other than pensions                      61.4              7.1               -                 -               68.5
Deferred income taxes                       46.9             18.3               -                 -               65.2
Accrued environmental                        0.2             38.1               -                 -               38.3
Intercompany payables                      124.9             60.4             132.2            (317.5)             -
Other non-current liabilities                5.1              1.8               4.3               -               11.2
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES                          405.7            145.5             215.4            (317.8)           448.8
Parent company investment                  906.6              1.8               5.6              (3.6)           910.4
Capital stock of subsidiaries                -              391.6             167.7            (559.3)             -
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND PARENT
   COMPANY INVESTMENT              $     1,312.3     $      538.9     $       388.7     $      (880.7)   $     1,359.2
                                 =========================================================================================






J.     GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION--CONTINUED

                                                             SIX MONTHS ENDED JUNE 30, 2000
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
                                                                        COMBINED
                                                       COMBINED       NON-GUARANTOR
                                        THE           GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Net cash provided by (used
   in) operating activities        $        43.2     $       (0.5)    $        20.8     $         -      $        63.5
Investing activities:
   Purchases of property,
     plant and equipment                   (11.9)            (2.8)             (8.6)              -              (23.3)
   Payments made in connec-
     tion with acquisitions;
     net of cash acquired                  (11.6)             -                 -                 -              (11.6)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net cash (used in)
       investing activities                (23.5)            (2.8)             (8.6)              -              (34.9)

Financing activities:
   Increase in short-term debt               -                -                27.4               -               27.4
   Transfers (to)/from Parent              (19.4)             3.4             (38.1)              -              (54.1)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities                (19.4)             3.4             (10.7)              -              (26.7)
Effect of exchange rate on
   cash                                      -                -                (0.6)              -               (0.6)
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Increase in cash
   and cash equivalents                      0.3              0.1               0.9               -                1.3
Cash and cash equivalents
   at beginning of period                    0.4              0.3               9.9               -               10.6
                                 -----------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $         0.7     $        0.4     $        10.8     $         -      $        11.9
                                 =========================================================================================









ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Noveon, Inc. (the "Company") is a leading global producer and marketer of technologically advanced specialty chemicals for a broad range of consumer and industrial applications. The Company maintains a significant presence in many niche product categories where customers value the Company's long-standing ability to provide need-specific formulations and solutions. These formulations can enhance the value of customers' end-products by improving performance, lowering cost, providing easier processing or making them more environmentally friendly. As a result, customers use the Company's products in many applications in place of more traditional materials and chemical products. The Company consists of three reportable segments: Consumer Specialties Group, Polymer Solutions Group, and Performance Coatings Group.

The Company commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Acquisition"), an operating segment of BFGoodrich. The acquisition was financed through borrowings under the Company's new credit facilities, proceeds from the offering of notes, and an equity contribution from Noveon Holdings, Inc. The Company is a wholly-owned subsidiary of Noveon Holdings, Inc.

Noveon Holdings, Inc. was organized for the purpose of owning all of the common stock of the Company and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA Investors Inc., DLJMB Funding III, Inc. and DB Capital Partners, Inc. Noveon Holdings, Inc. has no independent operations or investments other than its investment in its subsidiary. Noveon Holdings, Inc. has made an equity contribution of $527.0 million to the Company comprised of $355.0 million in cash and $172.0 million from the seller note that Noveon Holdings, Inc. issued to BFGoodrich in connection with the Company's acquisition of BFGoodrich Performance Materials. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of Noveon Holdings, Inc. and increases to a rate of 15% after five years. However, if the interest is paid in cash after five years, the interest rate remains at 13%. Noveon Holdings, Inc. may be dependent on the cash flows of the Company to repay the seller note upon maturity in 2011.

The consolidated balance sheet of the Company as of June 30, 2001 reflects the acquisition under the purchase method of accounting. The preliminary purchase price before fees and expenses, totaling $20.5 million, was $1,372.0 million and consisted of cash of $1,166.7 million, assumption of debt and liabilities of $33.3 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of Noveon Holdings, Inc. issued to BFGoodrich.

Under the terms of the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the final working capital adjustment will be calculated in 2001. BFGoodrich has computed a $25.0 million working capital adjustment that is equal to the upward adjustment limit. Under the terms of the Agreement, the Company is disputing BFGoodrich's working capital adjustment. Should the parties not be able to settle their differences, the disputed matters will be forwarded to an independent third party for resolution. The decision by the third party will be final and binding on all parties. Any amounts finally determined to be due to BFGoodrich as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The adjustment to purchase price for the working capital adjustment will be reflected in the financial statements upon the resolution of the working capital dispute.

The Acquisition was financed through term loan borrowings under the Company's new credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 million equity contribution from Noveon Holdings, Inc. The proceeds from the new credit facilities included $125.0 million on a six-year Term Loan A facility and $510.0 million on a seven and one-half year Term Loan B facility. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0 million.

Various assets acquired and liabilities assumed, primarily working capital accounts, of the Predecessor Company have been recorded at estimated fair values as determined by the Company's management based on the information currently available. Final determination of the fair value of certain assets, including inventories, are in process. Appraisals of long-lived assets and identifiable intangible assets are currently underway and will be completed later in 2001. In addition, the valuations of the Company's projected pension and other post-employment benefit obligations are in process and preliminary estimates have been reflected in the preliminary allocation of purchase price. The deferred income taxes provided in the preliminary purchase price allocation are primarily attributed to those foreign and domestic subsidiaries whereby the Company acquired the common stock from the Predecessor Company. Such amounts are subject to adjustment based on the completion of the valuations and appraisals. Accordingly, the preliminary purchase price allocation is subject to revision.

RESTRUCTURING

As of the acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Although this assessment continues, during the quarter ended June 30, 2001 management finalized certain components of the plan, including exiting certain non-core product lines and investments. The assets have been adjusted to the estimated fair values through purchase accounting. The plan included the reduction of approximately 300 employees. Additionally, the Company recorded a $9.0 million accrual for exit costs related to those components of the plan finalized as of June 30, 2001. Approximately 90% of the affected employees have left their positions as of June 30, 2001. At June 30, 2001, approximately $7.7 million remains accrued with substantially all of the remaining costs anticipated to be paid later in 2001 and 2002. The Company is continuing to evaluate its consolidation and restructuring plans and additional adjustments to the preliminary purchase price allocation may be required during subsequent periods.

As a result of these restructuring efforts, the Company estimates annualized savings of approximately $12 million attributable to reduced employee expenses that will begin to be substantially recognized in the third quarter of 2001.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

The comparison of results for the three months ended June 30, 2001, the post-acquisition period, for Noveon Inc. to the results for the three-months ended June 30, 2000 for BFGoodrich Performance Materials, prior to the Acquisition, are not necessarily comparative because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition.

TOTAL COMPANY ANALYSIS

Sales. Sales decreased $27.3 million, or 9.1%, from $298.4 million in 2000 to $271.1 million in 2001. The decrease was primarily the result of volume declines related to products sold to the paper and packaging, textiles and automotive industries and the disposition of the textile dyes business prior to the acquisition. Unfavorable foreign currency exchange rates, product mix factors and competitive selling pressures negatively impacted sales. These decreases were partially offset by strong volumes in the Company's products serving the consumer products industry.

Cost of Sales. Cost of sales as a percentage of sales increased from 70.1% in 2000 to 73.9% in 2001. The increase in cost of sales as a percentage of sales in 2001 as compared to 2000 was attributable to increases in raw material and energy costs across all segments, reduced utilization of facilities due to lower production volume, the incremental depreciation expense of approximately $2.8 million associated with the preliminary write-up of property, plant and equipment in purchase accounting and the incremental non-cash cost of sales in 2001 associated with the write-up of inventory in purchase accounting resulting in approximately $1.1 million of expense. These unfavorable impacts were partially offset by overhead cost controls.

Gross Profit. Gross profit decreased $18.6 million, or 20.8%, from $89.3 million in 2000 to $70.7 million in 2001. The decrease is primarily associated with the sales volume reductions, the increase in raw material and energy costs, reduced utilization of facilities due to lower production volume, and the incremental depreciation expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

Selling and Administrative Expenses. Selling and administrative expenses decreased $1.8 million, or 3.6%, from $50.7 million in 2000 to $48.9 million in 2001. Selling and administrative costs as a percentage of sales increased from 17.0% in 2000 to 18.0% in 2001. The increase in selling and administrative costs as a percent of sales in 2001 was a result of lower sales volumes and incremental administrative costs reflective of a stand alone company.

Amortization Expense. Amortization expense increased $2.2 million, or 35.5%, from $6.2 million in 2000 to $8.4 million in 2001. The increase is entirely associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired established in the preliminary purchase price allocation.

Operating Income. Operating income decreased by $19.9 million, or 61.0%, from $32.6 million in 2000 to $12.7 million in 2001. The decrease in operating income was primarily attributable to sales volume declines, significantly higher raw material and energy costs, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with overhead cost controls.

Interest Income (Expense)-Net. Interest income was $0.6 million in 2000 and interest expense was $23.2 million in 2001. The increase in expense was attributable to the change in the debt structure associated with the Acquisition.

Other Expense-Net. Other expense-net was $0.1 million and $1.0 million in 2000 and 2001, respectively. The increase in expense was primarily due to the unfavorable operating performance of the Company's investments accounted for under the equity method.

Income Tax Expense. Based on the carryforward period for net operating loss carryforwards, a tax benefit is reflected against the net losses of the Company in 2001.

Net Income (Loss). Net income decreased by $22.5 million from net income of $15.6 million in 2000 to a net loss of $6.9 million in 2001. The decrease in net income was primarily attributable to sales volume declines, higher raw material and energy costs, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, additional consolidation costs related to the year 2000 textile restructuring and the incremental interest expense of $23.8 million associated with the Company's new debt structure. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with overhead cost controls.

Because of the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA for the three month period ended June 30, 2001 and 2000 is calculated as follows (dollars in millions):



                                              2000              2001
                                       ------------------------------------
                                       ------------------------------------

Operating income                           $    32.6         $    12.7
Depreciation and amortization                   21.9              26.9
Investor management fees                         -                 0.9
Consolidation (benefits) costs                  (0.2)              0.7
Non-cash cost of sales impact of
   inventory write-up from purchase
   accounting                                    -                 1.1
                                      ------------------------------------

EBITDA                                     $    54.3         $    42.3
                                      ====================================

GROUP ANALYSIS

Consumer Specialties Group. Sales increased $3.2 million, or 5.1%, from $62.8 million in 2000 to $66.0 million in 2001. The increase was primarily driven by volume growth for the group's products sold to the food and beverage industries. These increases were partially offset by pricing pressure from foreign competition and the unfavorable exchange impact with the weakened Euro.

Gross profit decreased $2.6 million, or 12.3%, from $21.2 million in 2000 to $18.6 million in 2001. As a percentage of sales, gross profit decreased 16.6% from 33.8% in 2000 to 28.2% in 2001. The decrease is primarily associated with the increase in raw material and energy costs (particularly toluene and natural gas), pricing pressure from foreign competition, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro.

Operating income decreased $1.9 million, or 30.6%, from $6.2 million in 2000 to $4.3 million in 2001. The decrease was primarily due to higher raw material and energy costs, pricing pressure from foreign competition, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro. These effects were partially offset by increased sales volumes in most of the segment's product lines.

Polymer Solutions Group. Sales decreased by $8.7 million, or 8.2%, from $105.9 million in 2000 to $97.2 million in 2001. The decrease is primarily attributable to volume reductions for the polymer additives and thermoplastic polyurethane (TPU) product lines and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $7.6 million, or 20.8%, from $36.5 million in 2000 to $28.9 million in 2001. As a percentage of sales, gross profit decreased 13.9% from 34.5% in 2000 to 29.7% in 2001. The decrease was primarily attributable to lower production volume for the polymer additives and thermoplastic polyurethane (TPU) product lines, reduced utilization of facilities due to volume reductions, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting.

Operating income for the group decreased $8.1 million, or 48.2%, from $16.8 million in 2000 to $8.7 million in 2001. The decrease was primarily
attributable   to  volume   reductions   for  the  polymer   additives  and
thermoplastic polyurethane (TPU) product lines, reduced utilization of facilities due to volume reductions, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting.

Performance Coatings Group. Sales decreased $21.8 million, or 16.8%, from $129.7 million in 2000 to $107.9 million in 2001. The decrease is primarily attributable to a decline in demand in the paper and packaging, textile and automotive industries, the disposition of the textile dyes business prior to the acquisition and to a lesser extent, the unfavorable exchange impact of the Euro. In response to the Company's goal to increase efficiency of customer service, reduce costs and address falling demand, the Company discontinued its flush pigments and colorformers product lines in Cincinnati in June 2001.

Gross profit decreased $8.4 million, or 26.6%, from $31.6 million in 2000 to $23.2 million in 2001. As a percentage of sales, gross profit decreased 11.9% from 24.4% in 2000 to 21.5% in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging, textile and automotive industries, reduced utilization of facilities due to volume reductions and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

Operating income for the group decreased $9.0 million from $9.4 million in 2000 to $0.4 million in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging, textile and automotive industries, reduced utilization of facilities due to lower production volume and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

The comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000 has been completed by combining the results of operations for the two months ended February 28, 2001 of BFGoodrich Performance Materials, prior to the Acquisition, with the results of operations of Noveon, Inc. for the four month period ended June 30, 2001. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition.

TOTAL COMPANY ANALYSIS

Sales. Sales decreased $52.2 million, or 8.6%, from $606.1 million in 2000 to $553.9 million in 2001. The decrease was primarily the result of volume declines related to products sold to the paper and packaging, textiles and automotive industries, and the disposition of the textile dyes business prior to the acquisition. Unfavorable foreign currency exchange rates, product mix factors and price reductions, and the exclusion of Telene(R) sales, as these sales are included in a joint venture formed on March 31, 2000 which is being accounted for under the equity method, also negatively impacted sales. These decreases were partially offset by strong volumes in the Company's products serving the consumer products industry.

Cost of Sales. Cost of sales as a percentage of sales increased from 69.8% in 2000 to 73.2% in 2001. The increase in cost of sales as a percentage of sales in 2001 as compared to 2000 was attributable to increases in raw material and energy costs across all segments, reduced utilization of facilities due to lower production volume, the incremental depreciation expense of approximately $3.8 million associated with the preliminary write-up of property, plant and equipment in purchase accounting and the incremental cost of sales in 2001 associated with the non-cash write-up of inventory in purchase accounting resulting in approximately $1.8 million of expense. These unfavorable impacts were partially offset by overhead cost controls.

Gross Profit. Gross profit decreased $34.6 million, or 18.9%, from $182.8 million in 2000 to $148.2 million in 2001. The decrease is primarily associated with the sales volume reductions, the increase in raw material and energy costs, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, and the incremental depreciation expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

Selling and Administrative Expenses. Selling and administrative expenses decreased $2.5 million, or 2.4%, from $102.4 million in 2000 to $99.9 million in 2001. Selling and administrative costs as a percentage of sales increased from 16.9% in 2000 to 18.0% in 2001. The increase in selling and administrative costs as a percent of sales in 2001 was a result of lower sales volumes and incremental administrative costs reflective of a stand alone company.

Amortization Expense. Amortization expense increased $2.7 million, or 22.0%, from $12.3 million in 2000 to $15.0 million in 2001. The increase is entirely associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired established in the preliminary purchase price allocation.

Operating Income. Operating income decreased by $35.7 million, or 52.3%, from $68.3 million in 2000 to $32.6 million in 2001. The decrease in operating income was primarily attributable to sales volume declines, significantly higher raw material and energy costs, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with overhead cost controls.

Interest Income (Expense)-Net. Interest income was $0.4 million in 2000 and interest expense was $32.3 million in 2001. The increase in expense was primarily attributable to the change in the debt structure associated with the Acquisition.

Other Income (Expense)-Net. Other income (expense)-net was $0.7 million of income in 2000 and $3.2 million of expense in 2001. The increase in expense was primarily due to the unfavorable operating performance of the Company's investments accounted for under the equity method.

Income Tax Expense. Based on the carryforward period for net operating loss carryforwards, a tax benefit is reflected against the net losses of the Company in 2001.

Net Income (Loss). Net income decreased by $38.7 million from net income of $36.8 million in 2000 to a net loss of $1.9 million in 2001. The decrease in net income was primarily attributable to sales volume declines, higher raw material and energy costs, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, additional consolidation costs related to the year 2000 textile restructuring and the incremental interest expense of $32.5 million associated with the Company's new equity and debt structure. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with overhead cost controls.

Because of the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA for the six month period ended June 30, 2001 and 2000 is calculated as follows (dollars in millions):


                                              2000              2001
                                       -------------------------------------
                                       -------------------------------------

Operating income                           $    68.3         $    32.6
Depreciation and amortization                   44.5              50.1
Investor management fees                         -                 1.2
Consolidation (benefits) costs                  (0.2)              0.7
Non-cash cost of sales impact of
   inventory write-up from purchase
   accounting                                    -                 1.8
                                       -------------------------------------

EBITDA                                     $   112.6         $    86.4
                                       =====================================

GROUP ANALYSIS

Consumer Specialties Group. Sales increased $8.6 million, or 7.0%, from $122.3 million in 2000 to $130.9 million in 2001. The increase was driven by volume growth for the group's products sold to the food and beverage industries. These increases were partially offset by pricing pressure from foreign competition and the unfavorable exchange impact with the weakened Euro.

Gross profit decreased $6.0 million, or 14.2%, from $42.3 million in 2000 to $36.3 million in 2001. As a percentage of sales, gross profit decreased 19.9% from 34.6% in 2000 to 27.7% in 2001. The decrease is primarily associated with the increase in raw material and energy costs (particularly toluene and natural gas), pricing pressure from foreign competition, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro.

Operating income decreased $6.4 million, or 49.2%, from $13.0 million in 2000 to $6.6 million in 2001. The decrease was primarily due to higher raw material and energy costs, pricing pressure from foreign competition, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro. These effects were partially offset by increased sales volumes in most of the segment's product lines.

Polymer Solutions Group. Sales decreased by $13.2 million, or 6.0%, from $220.4 million in 2000 to $207.2 million in 2001. The decrease is primarily attributable to volume reductions for the polymer additives and thermoplastic polyurethane (TPU) product lines, the exclusion of the Telene(R) business that was contributed to a joint venture on March 31, 2000 and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $9.6 million, or 12.5%, from $77.0 million in 2000 to $67.4 million in 2001. As a percentage of sales, gross profit decreased 6.9% from 34.9% in 2000 to 32.5% in 2001. The decrease was primarily
attributable   to  volume   reductions   for  the  polymer   additives  and
thermoplastic polyurethane (TPU) product lines, reduced utilization of facilities due to lower production volume, higher raw material costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting.

Operating income for the group decreased $10.0 million, or 26.5%, from $37.7 million in 2000 to $27.7 million in 2001. The decrease was primarily attributable to volume reductions for the polymer additives and thermoplastic polyurethane (TPU) product lines, reduced utilization of facilities due to volume reductions, higher raw material costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting.

Performance Coatings Group. Sales decreased $47.6 million, or 18.1%, from $263.4 million in 2000 to $215.8 million in 2001. The decrease is primarily attributable to a decline in demand in the paper and packaging, textile and automotive industries, the disposition of the textile dyes business prior to the acquisition and to a lesser extent, the unfavorable exchange impact of the Euro. In response to falling demand, the Company discontinued its flush pigments and colorformers product lines in Cincinnati in June 2001.

Gross profit decreased $19.0 million, or 29.9%, from $63.5 million in 2000 to $44.5 million in 2001. As a percentage of sales, gross profit decreased 14.5% from 24.1% in 2000 to 20.6% in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging, textile and automotive industries, reduced utilization of facilities due to lower production volume, the increase in raw material and energy costs, and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

Operating income for the group decreased $18.4 million from $17.4 million in 2000 to an operating loss of $1.0 million in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging, textile and automotive industries and the disposition of the textiles dyes business prior to the acquisition, reduced utilization of facilities due to lower production volume and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

In connection with the Acquisition, the Company entered into new credit facilities and issued senior subordinated notes.

The new credit facilities include (1) a six-year Term Loan A facility in the amount of $125.0 million, (2) a seven and one-half year Term Loan B facility in the amount of $510.0 million and (3) a six-year revolving credit facility in the amount of $125.0 million. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, drawings under which will reduce the amount available under the domestic revolving facility. Borrowings under the Term Loans were used to finance the Acquisition. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

The $275.0 million senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year, commencing on September 15, 2001.

Principal and interest payments under the new credit facilities and the notes represent significant liquidity requirements for the Company. Borrowings under these credit facilities bear interest at floating rates and require periodic interest payments. Interest on the notes are payable semi-annually and interest and principal on the new credit facilities are payable periodically but not less frequently than semi-annually. The new credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The new credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default.

At June 30, 2001, the Company had a cash balance of $42.6 million and no outstanding borrowings under its revolving credit facility. At June 30, 2001 the Company had $122.4 million available under the revolving credit facility net of $2.6 million of outstanding letters of credit.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facilities will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and tax obligations.

CASH FLOWS

Cash flows from operating activities decreased $50.0 million from $63.5 million in the first six months of 2000 to $13.5 million in the first six months of 2001. The decrease was primarily related to a reduction in earnings levels, and to a lesser extent, increases in working capital period over period. Cash flows used by operating activities of BFGoodrich Performance Materials for the two months ended February 28, 2001 were $31.1 million and cash flows provided by operating activities of Noveon, Inc. for the four months ended June 30, 2001 were $44.6 million.

Investing activities included the acquisition of the performance materials business from BFGoodrich and purchases of property in the six month period ended June 30, 2001, totaling $1,204.7 million. Investing activities used $34.9 million of cash in the six month period ended June 30, 2000 for the purchases of property, plant and equipment and acquisitions related to specific dyes and a personal care business.

Financing activities provided $1,232.5 million of cash in the six month period ended June 30, 2001, primarily related to the funding of the acquisition of the Company. This compares to the $26.7 million used in financing activities for the six month period ended June 30, 2000.

CONTINGENCIES

The Company and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

General

There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, we have been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several contaminated sites.

The Company's  environmental  engineers and consultants  review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at current operations. The Company also conducts a compliance and management systems audit program. The Company believes that compliance with current environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position.

BFGoodrich has indemnified the Company for environmental liabilities totaling $14.9 million. The Company's June 30, 2001 balance sheet includes liabilities of $23.1 million to cover future environmental expenditures. Accordingly, the current portion of the environmental obligation of $3.5 million is recorded in accrued expenses and $3.6 million is recorded in accounts receivable. Approximately $19.6 million is included in non-current liabilities and $11.3 million is included in other non-current assets, reflecting the recovery due from BFGoodrich.

The Company believes that its environmental reserves are adequate, given the uncertainties involved in environmental cost estimates, although it is possible that the amount of expenses which will be required relating to remedial actions and compliance with applicable environmental laws will exceed the amounts reflected in the Company's recorded liabilities. Accordingly, there can be no assurance that environmental liabilities will not arise in the future that could have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Transition to the Euro

Although the Euro was successfully introduced on January 1, 1999, the legacy currencies of those countries participating will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be cancelled and Euro bills and coins will be used in the eleven participating countries.

Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include product pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of bank accounts and other treasury and cash management activities.

The Company continues to address these transition issues and does not expect the transition to the Euro to have an adverse effect on the Company's results of operations or financial condition. Actions taken to date include the ability to quote our prices; invoice when requested by the customer; and issue pay checks to our employees on a dual currency basis. The financial institutions with which the Company has relationships have transitioned to the Euro successfully and are issuing statements in dual currencies.

NEW ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company currently expects to adopt SFAS No. 142 in the Company's first quarter of 2002 reporting, as required. Management is currently evaluating the impact of SFAS No. 142 on the Company's future financial reporting.

FORWARD-LOOKING INFORMATION

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

MARKET RISK

The Company is exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities and periodically uses derivative financial instruments such as foreign exchange option and forward contracts. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

FOREIGN CURRENCY RISK

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company has entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at June 30, 2001 was not material to the Company's earnings, cash flow or financial position.

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposure is the Euro.

The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income.

INTEREST RATE RISK

In order to hedge a portion of its interest rate risk, the Company is a party to an interest rate swap agreement with notional amounts of $180 million and for which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreements at June 30, 2001 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The amount of the changes in fair value of the interest rate swap agreements were immaterial for the three months and six months ended June 30, 2001.

At June 30, 2001, the Company carried $906.5 million of outstanding debt on its balance sheet, with $631.5 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the four months ended June 30, 2001, interest expense would increase or decrease by $1.8 million. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 2001, with all other variables held constant, the fair market value of the Company's $275.0 million, 11% Senior Subordinated Notes would decrease or increase by approximately $18.0 million.



                              PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOVEON, INC.


Dated:  August 14, 2001      By: /s/ Christopher R. Clegg
                                 ------------------------------
                                 Christopher R. Clegg
                                 Senior Vice President,
                                 General Counsel and Secretary



                             By: /s/ Michael D. Friday
                                 ------------------------------
                                 Michael D. Friday
                                 Sr. Vice President and
                                 Chief Financial Officer