Form 10-Q
period 2001-09-30
NOVEON INC
filed 2001-11-14
CIK 1138606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------


                             Commission File Number:


                                  NOVEON, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                       File No.                  13-414395
------------------------    ------------------------    ------------------------
(State of incorporation)    (Commission File Number)        (IRS Employer
                                                          Identification No.)

                              9911 Brecksville Road
                              Cleveland Ohio 44141
                    -----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (216) 447-5000
                    -----------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---    ---

     As of November 14, 2001, there is 1 share of registrant's Common Stock outstanding.

                                      INDEX


NOVEON, INC.
Periods of three and seven months ended September 30, 2001
     AND
BFGOODRICH PERFORMANCE MATERIALS
     (THE PREDECESSOR COMPANY AND A SEGMENT OF THE BFGOODRICH COMPANY) Periods of three and nine months ended September 30, 2000 and period of two months ended February 28, 2001

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Statement of Operations--Three and nine months ended September 30, 2000, three months ended
               September 30, 2001, two months ended February 28, 2001, and seven months ended September 30, 2001..........................2

            Condensed Consolidated Balance Sheet--December 31, 2000 and
               September 30, 2001.............................................4

            Condensed Consolidated Statement of Cash Flows--Nine months ended September 30, 2000, two months ended February 28,
               2001, and seven months ended September 30, 2001................5

            Condensed Consolidated Statement of Parent Company Investment
               and Stockholder's Equity--two months ended February 28, 2001 and seven months ended September 30, 2001......................6

            Notes to Condensed Consolidated Financial Statements..............7

  Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................29

  Item 3.    Quantitative and Qualitative Disclosures of Market Risk.........43

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K ...............................44

                              NOVEON, INC. AND
       BFGOODRICH PERFORMANCE MATERIALS (THE PREDECESSOR COMPANY and
                    a Segment of The BFGoodrich Company)

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (dollars in millions)
                                (unaudited)



                                            BFGOODRICH
                                            PERFORMANCE
                                             MATERIALS         NOVEON, INC.
                                         ----------------   -----------------
                                          Three Months        Three Months
                                              Ended              Ended
                                          September 30,      September 30,
                                              2000                2001
                                         ---------------    -----------------

SALES                                       $  284.9           $  262.4
Cost of sales                                  200.7              191.6
                                         ---------------    -----------------

GROSS PROFIT                                    84.2               70.8
Selling and administrative expenses             51.2               46.7
Amortization expense                             5.6                8.4
Consolidation costs                              -                  0.7
                                         ---------------    -----------------

OPERATING INCOME                                27.4               15.0
Interest income (expense)--net                   2.9              (21.7)
Other (expense)--net                            (0.9)              (0.2)
                                         ----------------   -----------------
Income (loss) before income taxes               29.4               (6.9)
Income tax (expense) benefit                    (8.6)               0.9
                                         ---------------    -----------------

NET INCOME (LOSS)                           $   20.8           $   (6.0)
                                         ===============    =================


        See Notes to Condensed Consolidated Financial Statements.

                              NOVEON, INC. AND
       BFGOODRICH PERFORMANCE MATERIALS (THE PREDECESSOR COMPANY and
                    a Segment of The BFGoodrich Company)

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (dollars in millions)
                                (unaudited)



                                           BFGOODRICH
                                     PERFORMANCE MATERIALS         NOVEON, INC.
                                  ------------------------------  -------------
                                   Nine Months     Two Months      Seven Months
                                        Ended          Ended          Ended
                                   September 30,   February 28,    September 30,
                                       2000           2001            2001
                                  --------------   -------------  -------------


SALES                               $  891.0         $  187.0        $  629.3
Cost of sales                          624.0            137.3           460.0
                                  --------------   -------------   ------------

GROSS PROFIT                           267.0             49.7           169.3
Selling and administrative
  expenses                             153.6             35.2           111.4
Amortization expense                    17.9              4.0            19.4
Consolidation (benefits) costs          (0.2)             -               1.4
                                  --------------   -------------   ------------

OPERATING INCOME                        95.7             10.5            37.1
Interest income (expense)--net           3.3              0.6           (54.6)
Other (expense)--net                    (0.2)            (1.5)           (1.9)
                                  --------------   -------------   ------------
Income (loss) before income
  taxes                                 98.8              9.6           (19.4)
Income tax (expense) benefit           (41.2)            (4.0)            5.9
                                  --------------   -------------   ------------

NET INCOME (LOSS)                   $   57.6         $    5.6        $  (13.5)
                                  ==============   =============   ============


            See Notes to Condensed Consolidated Financial Statements.


                              NOVEON, INC. AND
       BFGOODRICH PERFORMANCE MATERIALS (THE PREDECESSOR COMPANY and
                    a Segment of The BFGoodrich Company)

                    CONDENSED CONSOLIDATED BALANCE SHEET
                           (dollars in millions)

                                                                                     BFGOODRICH
                                                                                     PERFORMANCE         NOVEON, INC.
                                                                                      MATERIALS         September 30,
                                                                                  December 31, 2000         2001
                                                                                  -----------------   -----------------
                                                                                                       (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                           $     15.7         $     78.5
Accounts and notes receivable, less allowances for doubtful receivables
     ($6.9 and $7. 3 at December 31, 2000 and September 30, 2001, respectively)          181.6              172.6
Inventories                                                                              167.4              159.4
Deferred income taxes                                                                     16.0                 -
Prepaid expenses and other current assets                                                  4.8                5.4
                                                                                  -----------------   -----------------
TOTAL CURRENT ASSETS                                                                     385.5              415.9

Property, plant and equipment--net                                                       563.2              703.2
Prepaid pension                                                                           25.7                 -
Excess of purchase price over fair value of tangible net assets acquired                    -               485.3
Goodwill--net                                                                            307.0                 -
Identifiable intangible assets--net                                                       58.9                 -
Other assets                                                                              18.9               59.0
                                                                                  -----------------   -----------------

TOTAL ASSETS                                                                        $  1,359.2         $  1,663.4
                                                                                  =================   =================

CURRENT LIABILITIES
Short-term bank debt                                                                $     29.1         $      1.2
Accounts payable                                                                         120.6              108.8
Accrued expenses                                                                          77.9               61.8
Income taxes payable                                                                      37.1                5.8
Current maturities of long-term debt                                                       0.9               22.1
                                                                                  -----------------   -----------------
TOTAL CURRENT LIABILITIES                                                                265.6              199.7
Long-term debt                                                                              -               882.5
Postretirement benefits other than pensions                                               68.5                5.1
Accrued pensions                                                                           5.7               29.5
Deferred income taxes                                                                     65.2               10.2
Accrued environmental                                                                     38.3               19.6
Other non-current liabilities                                                              5.5               12.3

PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY
Parent company investment                                                                910.4                 -
Common stock                                                                                -                  -
Paid in capital                                                                             -               527.0
Retained deficit                                                                            -               (13.5)
Accumulated other comprehensive loss                                                        -                (9.0)
                                                                                  -----------------   -----------------
TOTAL PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY                                  910.4              504.5
                                                                                  -----------------   -----------------

TOTAL LIABILITIES AND PARENT COMPANY INVESTMENT OR STOCKHOLDER'S EQUITY             $  1,359.2         $  1,663.4
                                                                                  =================   =================

See Notes to Condensed Consolidated Financial Statements.

                              NOVEON, INC. AND
       BFGOODRICH PERFORMANCE MATERIALS (THE PREDECESSOR COMPANY and
                    a Segment of The BFGoodrich Company)

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (dollars in millions)
                                (unaudited)

                                                                              BFGOODRICH PERFORMANCE
                                                                                    MATERIALS               NOVEON, INC.
                                                                           -----------------------------   -------------
                                                                           Nine Months      Two Months     Seven Months
                                                                              Ended            Ended           Ended
                                                                          September 30,    February 28,    September 30,
                                                                              2000             2001            2001
                                                                           -------------   -------------   -------------

OPERATING ACTIVITIES
Net Income (loss)                                                           $   57.6         $    5.6        $  (13.5)
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
Depreciation and amortization                                                   66.3             14.4            62.5
Deferred income taxes                                                            4.8             (5.2)          (10.4)
Debt issuance cost amortization in interest expense                              -                 -              5.2
Change in assets and liabilities, net of effects of acquisitions and
  dispositions of businesses                                                   (15.4)           (45.9)           48.2
                                                                           -------------   -------------   -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               113.3            (31.1)           92.0

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                     (37.4)            (7.6)          (16.0)
Payments made in connection with acquisitions, net of cash acquired            (11.6)              -         (1,187.3)
                                                                           -------------   -------------   -------------
NET CASH (USED) BY INVESTING ACTIVITIES                                        (49.0)            (7.6)       (1,203.3)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                                          21.0             (3.7)          (25.9)
Payments on long-term borrowings                                                 -                 -             (5.2)
Proceeds from issuance of long-term debt                                         -                 -            910.0
Debt issuance costs                                                              -                 -            (44.3)
Equity contribution from Stockholder                                             -                 -            355.0
Transfers (to) from Parent                                                     (90.1)            40.7              -
                                                                           -------------   -------------   -------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                               (69.1)            37.0         1,189.6

Effect of exchange rate changes on cash and cash equivalents                    (0.1)              -              0.2
                                                                           -------------   -------------   -------------

Net (decrease) increase in cash and cash equivalents                            (4.9)            (1.7)           78.5
Cash and cash equivalents at beginning of period                                10.6             15.7              -
                                                                           -------------   -------------   -------------

Cash and cash equivalents at end of period                                       5.7         $   14.0        $   78.5
                                                                           =============   =============   =============

Non-Cash transactions
   Equity contribution                                                      $     -          $     -         $  172.0
   Assets contributed to joint venture                                          17.9               -               -
                                                                          =============   =============   =============


See Notes to Condensed Consolidated Financial Statements.

                              NOVEON, INC. AND
       BFGOODRICH PERFORMANCE MATERIALS (THE PREDECESSOR COMPANY and
                    a Segment of The BFGoodrich Company)

       CONDENSED CONSOLIDATED STATEMENT OF PARENT COMPANY INVESTMENT
                          AND STOCKHOLDER'S EQUITY
                           (dollars in millions)
                                (unaudited)

                                                         Parent
                                                         Company
                                                       Investment
                                                     -----------------
BFGOODRICH PERFORMANCE MATERIALS
  (THE PREDECESSOR COMPANY)

Balance at January 1, 2001                               $ 910.4
Net income                                                   5.6
Cumulative translation adjustment                            2.6
                                                     -----------------

Comprehensive income                                         8.2
Net transfers from Parent                                   40.7
                                                     -----------------

Balance at February 28, 2001                             $ 959.3
                                                     =================



                                                                                 ACCUMULATED
                                                                                    OTHER
                                            COMMON      PAID IN      RETAINED   COMPREHENSIVE
                                            STOCK       CAPITAL      DEFICIT         LOSS         TOTAL
                                         ------------ ------------ ------------ ------------- -------------
STOCKHOLDER'S EQUITY--
  NOVEON, INC.
Opening balance at March 1, 2001         $   -       $      -      $    -          $    -        $   -
Equity contribution from stockholder         -          527.0           -               -          527.0

Comprehensive loss:
   Net loss                                  -              -        (13.5)             -          (13.5)
   Net change related to cash flow
     hedges                                  -              -           -             (8.4)        (8.4)
  Cumulative translation adjustment          -              -           -             (0.6)        (0.6)
                                         ------------ ------------ ------------ ------------- -------------
Total comprehensive loss                                                                          (22.5)
                                                                                              -------------

Balance at September 30, 2001            $   -       $  527.0      $ (13.5)        $  (9.0)      $ 504.5
                                         ============ ============ ============ ============= =============


      See Notes to Condensed Consolidated Financial Statements.

                                NOVEON, INC.
         Period of three and seven months ended September 30, 2001
                                    AND
                      BFGOODRICH PERFORMANCE MATERIALS
               (The Predecessor Company and a Segment of The
                BFGoodrich Company) Period of three and nine
               months ended September 30, 2000 and period of
                     two months ended February 28, 2001

      Notes to Condensed Consolidated Financial Statements (unaudited)
              (dollars in millions, except per share amounts)

A. ORGANIZATION AND ACQUISITION

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company"), an operating segment of The B.F.Goodrich Company ("BFGoodrich"). The Company is a wholly-owned subsidiary of Noveon Holdings, Inc. ("Parent"). The Company has authorized 1,000 shares of common stock at a par value of $.01 per share. There is one share issued and outstanding at September 30, 2001.

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

The consolidated balance sheet of the Company as of September 30, 2001 reflects the acquisition of the Predecessor Company under the purchase method of accounting. The preliminary purchase price before fees and expenses, totaling $20.6, was $1,372.0 and consisted of cash of $1,166.7, assumption of debt and liabilities of $33.3, net of cash acquired, and a $172.0 equity contribution resulting from the seller note of Noveon Holdings, Inc. issued to BFGoodrich.

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

As of the acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Although this assessment continues, management has finalized certain components of the plan, including exiting certain non-core product lines and investments. The assets have been adjusted to the estimated fair values through purchase accounting. The Company has recorded a $9.0 accrual for exit costs related to the components of the plan finalized through September 30, 2001. The Company is continuing to evaluate its consolidation and restructuring plans and additional adjustments to the preliminary purchase price allocation may be required during subsequent periods.

The following unaudited pro forma data summarize the results of operations for the nine months ended September 30, 2000 and 2001 as if the Company had been acquired as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the acquisition, are excluded from the pro forma results. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.


                                           September 30,      September 30,
                                               2000               2001
                                           -------------      -------------

Net sales                                   $   877.8         $   815.2
Operating income                                 73.7              43.6
Net income (loss)                                 3.8             (19.9)


B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended
September 30, 2001, seven-month period ended September 30, 2001 and the two-month period ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2000 and for the two-months ended February 28, 2001 reflects the results of the Predecessor Company prior to the acquisition. The results for the Predecessor Company are not necessarily comparable to those of the Company because of the exclusion of certain businesses from the Acquisition and changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the Acquisition.

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

LONG-LIVED ASSETS

Appraisals are currently in process for property, plant and equipment. Preliminary indications from the appraisals are that the fair values of the property, plant and equipment will exceed the Predecessor Company's cost basis. Based on these preliminary indications, the write-up to fair market value for property, plant and equipment in the preliminary purchase price allocation was estimated to be $170.0 in excess of the net book value of such assets recorded by the Predecessor Company. The appraisal, when complete, will provide information on the final fair market values and estimated lives of the assets. A preliminary average 15-year life has been used to estimate depreciation related to the write-up of property, plant and equipment.

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

INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by the Parent. Income tax expense in the Company's consolidated statement of income is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. A valuation allowance has been established for a portion of deferred tax assets related to net operating loss carryforwards.

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

The Company has entered into interest rate swap agreements to limit its exposure to interest rate fluctuations on a portion of the outstanding principal of the Term Loans for the next four years. These agreements require the Company to pay a fixed rate of interest while receiving a variable rate. At September 30, 2001, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $8.4. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

The Company enters into currency forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The value of these contracts at September 30, 2001 was not material to the Company's earnings, cash flow and financial position.

The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income. During the three months and seven months ended September 30, 2001, the Company recognized $5.1 of net losses and $0.2 of net gains, respectively, included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 in the Company's first quarter of 2002 reporting, as required. The impact of the nonamortization provisions of the Statement will not be determinable until the purchase price allocation is finalized. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company is required to adopt this Statement effective January 1, 2002. The effect of adoption is not expected to be significant.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation.

D. INVENTORIES

The components of inventory consist of the following:

                                          BFGOODRICH
                                          PERFORMANCE
                                          MATERIALS           NOVEON, INC.
                                          December 31,       September 30,
                                              2000               2001
                                          --------------     --------------

Raw Materials                                $    48.3        $    38.1
Work in process (WIP)                              2.2              2.5
Finished products                                138.7            118.8
LIFO reserve                                     (21.8)             -
                                          --------------     --------------
                                             $   167.4        $   159.4
                                          ==============     ==============

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

Borrowings under the new credit facilities bear interest in an amount equal, at the Company's option, to either (1) the reserve adjusted Eurocurrency rate plus an applicable borrowing margin or (2) the base rate plus an applicable borrowing margin. The reserve adjusted Eurocurrency rate is the average of the offered quotation in the interbank Eurodollar market for U.S. dollar amounts and is approximately equal to the outstanding principal amount of the Company's Eurocurrency rate loans. The base rate is the greater of (1) the prime rate or (2) the federal funds rate plus 50 basis points. The applicable borrowing margins for Eurocurrency and base rate loans are based upon the most recent leverage ratio submitted by the Company to the Administrative Agent. The present applicable borrowing margins for Eurocurrency rate loans are 3.25% for the revolving loan facility and Term Loan A and 3.75% for Term Loan B. The applicable borrowing margins for the base rate loans will be 2.25% for the revolving loan facility and Term Loan A and 2.75% for Term Loan B. Interest periods for Eurocurrency rate loans are one, two, three or six months, subject to availability. Interest on Eurocurrency rate loans are payable at the end of the applicable interest period, except for six month interest periods in which case interest is payable every three months. Interest on base rate loans is payable quarterly in arrears. Upon an event of default, all loans will bear an additional 2.0% of interest for as long as the event of default is continuing.

The  new  credit   facilities   contain  covenants  related  to  net  worth
requirements, capital expenditures, interest coverage, leverage and EBITDA levels and provide for events of default.

The $275.0 senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year, with the first occurring on September 15, 2001.

Maturities of these long-term financing arrangements are as follows:

                  TERM             TERM         SUBORDINATED
                 LOAN A           LOAN B            NOTES           TOTAL
              -------------    -------------    -------------    -------------

2001          $     3.3        $       -        $     -         $    3.3
2002               18.0              5.4              -             23.4
2003               18.0              5.4              -             23.4
2004               22.5              5.4              -             27.9
2005               25.5              5.4              -             30.9
Thereafter         35.1            485.6            275.0          795.7
              -------------    ------------     -------------   -------------
              $   122.4        $   507.2        $   275.0       $  904.6
              =============    ============     =============   =============

F. SEGMENT INFORMATION

The Company's operations are classified into three reportable business segments: Consumer Specialties, Polymer Solutions and Performance Coatings. They serve various end-users such as personal care, pharmaceuticals, printing, textiles, industrial, construction and automotive. The Company's major products are thermoplastic polyurethane (Estane(R)), high-heat-resistant plastics (TempRite(R)), synthetic thickeners and emulsifiers, polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.

During the quarter, the composition of certain business segments was changed to reflect management's current method of analyzing the business. Further, general corporate administrative expenses are no longer associated with individual business segments as they are not considered in the evaluation of or specifically identifiable with the business segments. All prior periods have been restated to reflect these changes.

                                                BFGOODRICH
                                          PERFORMANCE MATERIALS                 NOVEON, INC.
                                    -------------------------------     -----------------------------
                                      Three Months                      Three Months
                                          Ended                             Ended
                                      September 30,                     September 30,
                                          2000               %              2001             %
                                    --------------       ----------     --------------     ----------
  Sales
    Consumer Specialties            $        72.1           25.3%        $      72.9         27.8%
    Polymer Solutions                       101.0           35.5%               97.1         37.0%
    Performance Coatings                    111.8           39.2%               92.4         35.2%
                                    --------------       ----------     --------------     ----------
  Total Sales                       $       284.9          100.0%        $     262.4        100.0%
                                    ==============       ==========     ==============     ==========


  Gross Profit
    Consumer Specialties            $        22.0           30.5%        $      18.2         25.0%
    Polymer Solutions                        33.6           33.3%               30.5         31.4%
    Performance Coatings                     28.6           25.6%               22.1         23.9%
                                    --------------                      --------------
  Total Gross Profit                $        84.2           29.6%        $      70.8         27.0%
                                    ==============                      ==============

  Operating Income (Loss)
    Consumer Specialties            $        11.1           15.4%        $       7.0          9.6%
    Polymer Solutions                        21.3           21.1%               16.9         17.4%
    Performance Coatings                     12.3           11.0%                7.2          7.8%
    Corporate Costs                        (17.3)          (6.1)%             (15.4)        (5.9)%
    Consolidation Costs                      -              -                  (0.7)         -
                                    --------------                      --------------
  Total Operating Income            $        27.4            9.6%        $      15.0          5.7%
                                    ==============                      ==============


                                           BFGOODRICH PERFORMANCE MATERIALS                         NOVEON, INC.
                            --------------------------------------------------  -----------------------------------------
                               Nine Months                    Two Months Ended               Seven Months
                                  Ended                         February 28,                     Ended
                              September 30,                         2001                     September 30,
                                   2000               %                             %             2001             %
                            ---------------       ----------  --------------    ----------    -------------    ----------
 Sales
    Consumer Specialties    $       213.8            24.0%    $        45.2        24.2%      $     172.4         27.4%
    Polymer Solutions               321.4            36.1%             73.1        39.1%            231.2         36.7%
    Performance Coatings            355.8            39.9%             68.7        36.7%            225.7         35.9%
                            ---------------       ----------  --------------    ----------    -------------    ----------
  Total Sales               $       891.0           100.0%    $       187.0       100.0%      $     629.3        100.0%
                            ===============       ==========  ==============    ==========    =============    ==========

  Gross Profit
    Consumer Specialties    $        65.2            30.5%    $        10.5        23.2%      $      43.5         25.2%
    Polymer Solutions               110.7            34.4%             25.6        35.0%             72.3         31.3%
    Performance Coatings             91.1            25.6%             13.6        19.8%             53.5         23.7%
                            ---------------                   --------------                  -------------
  Total Gross Profit        $       267.0            30.0%    $        49.7        26.6%      $     169.3         26.9%
                            ===============                   ==============                  -------------

  Operating Income (Loss)
    Consumer Specialties    $        31.8            14.9%    $         2.1         4.6%      $      18.6         10.8%
    Polymer Solutions                72.0            22.4%             16.9        23.1%             40.8         17.6%
    Performance Coatings             43.7            12.3%              3.2         4.7%             18.9          8.4%
     Corporate Costs                (52.0)          (5.8)%            (11.7)       (6.3)%           (39.8)        (6.3)%
     Consolidation costs              0.2             -                    -          -              (1.4)         -
                            ---------------                   --------------                  -------------
  Total Operating Income    $        95.7            10.7%    $        10.5         5.6%      $      37.1          5.9%
                            ===============                   ==============                  =============


                                         BFGOODRICH
                                    PERFORMANCE MATERIALS              NOVEON, INC.
                                 ---------------------------     -------------------------
                                  December 31,                   September 30,
                                      2000             %             2001             %
                                 -------------    ----------     -------------    --------
Assets
  Consumer Specialties           $      500.7      36.8%         $       547.7      32.9%
  Polymer Solutions                     379.4      27.9%                 530.8      31.9%
  Performance Coatings                  479.1      35.3%                 584.9      35.2%
                                 -------------    ----------     -------------    --------
Total Assets                     $    1,359.2     100.0%         $     1,663.4     100.0%
                                 =============    ==========     =============    ========


                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

G.     COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of the following:
                                                 BFGOODRICH PERFORMANCE MATERIALS                    NOVEON, INC.
                                        -------------------------------------------------  --------------------------------
                                           Three Months     Nine Months     Two Months       Three Months     Seven Months
                                              Ended            Ended           Ended            Ended           Ended
                                          September 30,    September 30,    February 28,     September 30,   September 30,
                                               2000             2000            2001             2001             2001
                                        -------------------------------------------------  --------------------------------
    Net income (loss)                   $    20.8          $   57.6         $   5.6          $   (6.0)        $  (13.5)
    Net change related to cash flow
      hedges                                   -               -                 -               (8.6)            (8.4)
    Cumulative translation adjustment       (13.9)             (9.0)            2.6               3.5             (0.6)
                                        -------------------------------------------------  --------------------------------

      Total  comprehensive income (loss)$     6.9          $   48.6         $   8.2          $  (11.1)           (22.5)
                                        =================================================  ================================

H.     RESTRUCTURING AND CONSOLIDATION COSTS

In conjunction with the Company's plans to restructure and streamline its operations in order to increase efficiency of customer service, reduce costs and support the Company's global growth strategy, the Company restructured its colorants business in Cincinnati, Ohio and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company is eliminating approximately 300 positions. Approximately 95% of the affected employees have left their positions as of September 30, 2001. The restructuring reserve included in the preliminary purchase price allocation is summarized below:

                                             BALANCE                                                 BALANCE
                                             APRIL 1,                                              SEPTEMBER 30,
                                               2001           PROVISION         ACTIVITY              2001
                                       --------------------------------------------------------------------------
Personnel related costs                     $     7.9          $    -         $    (3.9)          $     4.0

Facility closure costs                            1.1               -              (0.5)                0.6
                                       --------------------------------------------------------------------------
                                            $     9.0          $    -         $    (4.4)          $     4.6
                                       ==========================================================================

The Predecessor Company incurred $40.5 of consolidation costs in the year 2000. Consolidation accruals at February 28, 2001 for the Predecessor Company and September 30, 2001 for the Company, as well as activity during the periods consisted of:

                                             BALANCE                                              BALANCE
                                           DECEMBER 31,                                         FEBRUARY 28,
                                              2000              PROVISION         ACTIVITY          2001
                                       --------------------------------------------------------------------------
Personnel related costs                     $     4.7          $    -         $     (2.0)         $     2.7
Asset write-down and facility
   closure costs                                  1.1               -               (1.1)               -
                                       --------------------------------------------------------------------------
                                            $     5.8          $    -         $     (3.1)         $     2.7
                                       ==========================================================================
                                             BALANCE                                               BALANCE
                                             MARCH 1,           PROVISION         ACTIVITY      SEPTEMBER 30,
                                              2001                                                  2001
                                           ----------------------------------------------------------------------
   Personnel related costs                   $      2.7        $   (0.5)      $     (1.7)         $     0.5
   Asset write-down and facility
      closure costs                                  -              1.1             (1.1)               -
   Relocation and restructuring
      expense                                        -              0.8             (0.8)               -
                                           ---------------------------------------------------------------------
                                            $       2.7        $    1.4       $     (3.6)         $     0.5
                                           =====================================================================

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

ENVIRONMENTAL

The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes. The treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company or the Predecessor Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

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

At September 30, 2001, the Company had recorded total liabilities of $23.1, to cover future environmental expenditures. BFGoodrich has indemnified the Company for environmental liabilities totaling $14.9. Accordingly, the current portion of the environmental obligation of $3.5 is recorded in accrued expenses and $3.6 is recorded in accounts receivable. Approximately $19.6 is included in non-current liabilities and $11.3 is included in other non-current assets, reflecting the recovery due from BFGoodrich.

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

                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

J.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)
                                                          THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 -----------------------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       161.5     $       45.5     $        78.0     $       (22.6)   $       262.4
Cost of sales                              114.7             41.3              58.2             (22.6)           191.6
                                 -----------------------------------------------------------------------------------------
Gross profit                                46.8              4.2              19.8               -               70.8
Selling and administrative
   expenses                                 33.1              2.4              11.2               -               46.7
Amortization expense                         8.4               -                 -                -                8.4
Consolidation costs                          0.7               -                 -                -                0.7
                                 -----------------------------------------------------------------------------------------
Operating income                             4.6              1.8               8.6               -               15.0
Interest income (expense)--net
                                           (21.4)             0.5              (0.8)              -              (21.7)
Other income (expense)--net                 (0.1)             0.1              (0.2)              -               (0.2)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income                (16.9)             2.4               7.6               -               (6.9)
   taxes
Income tax (expense) benefit                 2.4             (0.2)             (1.3)              -                0.9
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $       (14.5)    $        2.2     $         6.3     $         -      $        (6.0)
                                 =========================================================================================
                                                          SEVEN MONTHS ENDED SEPTEMBER 30, 2001
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       387.6     $      108.8     $       188.1     $       (55.2)   $       629.3
Cost of sales                              277.0            100.5             137.7             (55.2)           460.0
                                 -----------------------------------------------------------------------------------------
Gross profit                               110.6              8.3              50.4               -              169.3
Selling and administrative
   expenses                                 78.1              7.0              26.3               -              111.4
Amortization expense                        19.4              -                 -                                 19.4
Consolidation costs                          1.4              -                 -                 -                1.4
                                 -----------------------------------------------------------------------------------------
Operating income                            11.7              1.3              24.1               -               37.1
Interest income (expense)--net
                                           (53.8)             1.2              (2.0)              -              (54.6)
Other income (expense)--net                 (1.3)             0.1              (0.7)              -               (1.9)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income                (43.4)             2.6              21.4               -              (19.4)
   taxes
Income tax (expense) benefit                11.2             (0.3)             (5.0)              -                5.9
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $       (32.2)    $        2.3     $        16.4     $         -      $       (13.5)
                                 =========================================================================================

                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

J.       GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                   SEPTEMBER 30, 2001
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                    COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents          $        55.6     $        0.1     $        22.8     $         -      $        78.5
Accounts and notes receivable               87.9             24.4              60.3               -              172.6
Inventories                                 75.4             40.1              43.9               -              159.4
Prepaid expenses and other
   current assets                            2.3              0.5               2.6               -                5.4
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                       221.2             65.1             129.6               -              415.9
Property, plant and                        488.5            101.2             113.5               -              703.2
   equipment, net
Excess of purchase price over
  fair value of tangible net               485.3              -                 -                 -              485.3
  assets acquired
Deferred taxes                              27.6              6.1               -               (33.7)             -
Intercompany receivables                   167.8             43.8              22.0            (233.6)             -
Investment in subsidiaries                 156.0             47.8               -              (203.8)             -
Other assets                                55.9              0.1               3.0               -               59.0
                                 -----------------------------------------------------------------------------------------
TOTAL ASSETS                       $     1,602.3     $      264.1     $       268.1     $      (471.1)   $     1,663.4
                                 =========================================================================================

CURRENT LIABILITIES
Short-term bank debt               $         0.8     $        0.1     $         0.3     $         -      $         1.2
Accounts payable                            62.4             11.3              35.1               -              108.8
Accrued expenses                            51.3              2.5               8.3              (0.3)            61.8
Income taxes payable                        -                 -                 5.8               -                5.8
Current maturities of debt                  22.1              -                 -                 -               22.1
                                 -----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                  136.6             13.9              49.5              (0.3)           199.7
Long-term debt                             882.5              -                 -                 -              882.5
Postretirement benefits
   other than pensions                       3.8              1.3               -                 -                5.1
Accrued pensions                            20.1              6.7               2.7                               29.5
Deferred income taxes                       -                38.6               5.3             (33.7)            10.2
Accrued environmental                       11.4              8.2               -                 -               19.6
Intercompany payables                       50.1             64.6             118.9            (233.6)             -
Other non-current liabilities                9.8              -                 2.5               -               12.3

                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES                        1,114.3            133.3             178.9            (267.6)         1,158.9
STOCKHOLDER'S EQUITY
Paid in capital                            527.0              -                 -                 -              527.0
Capital stock of subsidiaries                -              122.1              81.7            (203.8)             -
Retained earnings (deficit)                (32.2)             2.3              16.4               -              (13.5)
Accumulated other
   comprehensive loss                       (6.8)             6.4              (8.9)              0.3             (9.0)
                                 -----------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                 488.0            130.8              89.2            (203.5)           504.5
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY            $     1,602.3     $      264.1     $       268.1     $      (471.1)   $     1,663.4
                                 =========================================================================================

                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

 J.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION--CONTINUED

                                                          SEVEN MONTHS ENDED SEPTEMBER 30, 2001
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Net cash provided by
   operating activities            $        61.5     $        2.4     $        28.1     $         -      $        92.0
Investing activities:
   Purchases of property,
     plant and equipment                    (9.3)            (2.3)             (4.4)              -              (16.0)
   Payments made in connec-
     tion with acquisitions;
     net of cash acquired               (1,187.3)             -                 -                 -           (1,187.3)
                                 -----------------------------------------------------------------------------------------
Net cash used in investing
   activities                           (1,196.6)            (2.3)             (4.4)              -           (1,203.3)
Financing activities:
   Decrease in short-term debt               -                -               (25.9)              -              (25.9)
   Payments on long-term                    (5.2)             -                 -                 -               (5.2)
     borrowings
   Proceeds from issuance of
     long-term debt                        910.0              -                 -                 -              910.0
   Debt issuance costs                     (44.3)             -                 -                 -              (44.3)
   Equity contribution from
     stockholder                           355.0              -                 -                 -              355.0
   Intercompany transfers                  (24.8)             -                24.8               -                -
                                 -----------------------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                  1,190.7              -                (1.1)              -            1,189.6
Effect of exchange rate
   changes on cash and cash
   equivalents                               -                -                 0.2               -                0.2
                                 -----------------------------------------------------------------------------------------
Increase in cash and cash
   equivalents                              55.6              0.1              22.8               -               78.5
Cash and cash equivalents
   at beginning of period                    -                -                 -                 -                -
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $        55.6     $        0.1     $        22.8     $         -      $        78.5
                                 =========================================================================================


                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

J.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                           TWO MONTHS ENDED FEBRUARY 28, 2001
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Sales                              $       120.2     $       26.9     $        56.7     $       (16.8)   $       187.0
Cost of sales                               85.6             26.0              42.5             (16.8)           137.3
                                 -----------------------------------------------------------------------------------------
Gross profit                                34.6              0.9              14.2               -               49.7
Selling and administrative
   expenses                                 25.0              1.7               8.5               -               35.2
Amortization expense                         1.2              2.4               0.4               -                4.0
                                 -----------------------------------------------------------------------------------------
Operating income (loss)                      8.4             (3.2)              5.3               -               10.5
Interest income (expense)--net
                                             0.3              0.7              (0.4)              -                0.6
Other (expense)--net                         (1.0)             -                (0.5)              -               (1.5)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                     7.7             (2.5)              4.4               -                9.6
Income tax (expense) benefit                (3.0)             0.6              (1.6)              -               (4.0)
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $         4.7     $       (1.9)    $         2.8     $         -      $         5.6
                                 =========================================================================================



                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

 J.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION--CONTINUED


                                                           TWO MONTHS ENDED FEBRUARY 28, 2001
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Net cash used in
    operating activities           $       (10.7)    $      (10.6)    $        (9.8)    $         -      $       (31.1)
Investing activities:
   Purchases of property,
     plant and equipment                    (5.2)            (0.7)             (1.7)              -               (7.6)
                                 -----------------------------------------------------------------------------------------
Net cash used in investing
   activities                               (5.2)            (0.7)             (1.7)              -               (7.6)

Financing activities:
   Decrease in short-term debt               -                -                (3.7)              -               (3.7)
   Transfers from Parent                    15.9             11.2              13.6               -               40.7
                                 -----------------------------------------------------------------------------------------
Net cash provided by
   financing activities                     15.9             11.2               9.9               -               37.0
                                 -----------------------------------------------------------------------------------------
Decrease in cash
   and cash equivalents                      -               (0.1)             (1.6)              -               (1.7)
Cash and cash equivalents
   at beginning of period                    0.1              0.2              15.4               -               15.7
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $         0.1     $        0.1     $        13.8     $         -      $        14.0
                                 =========================================================================================


                                  NOVEON, INC.
                                      AND
                        BFGOODRICH PERFORMANCE MATERIALS
       (The Predecessor Company and a Segment of The BFGoodrich Company)

  Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

 J.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION--CONTINUED

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       181.6     $       48.5     $        79.2     $       (24.4)   $       284.9
Cost of sales                              123.7             42.4              59.0             (24.4)           200.7
                                 -----------------------------------------------------------------------------------------
Gross profit                                57.9              6.1              20.2               -               84.2
Selling and administrative
   expenses                                 37.0              2.9              11.3               -               51.2
Amortization expense                         2.1              3.5               -                 -                5.6
                                 -----------------------------------------------------------------------------------------
Operating income (loss)                     18.8             (0.3)              8.9               -               27.4
Interest income--net                         0.6              1.2               1.1               -                2.9
Other (expense)--net                        (0.2)             -                (0.7)              -               (0.9)
                                 -----------------------------------------------------------------------------------------
Income before income taxes                  19.2              0.9               9.3               -               29.4
Income tax expense                          (4.1)            (1.6)             (2.9)              -               (8.6)
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $        15.1     $       (0.7)    $         6.4   $             -    $        20.8
                                 =========================================================================================


                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
INCOME STATEMENT DATA                 COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------
Sales                              $       586.2     $      134.0     $       250.9     $       (80.1)   $       891.0
Cost of sales                              396.6            115.5             191.7             (79.8)           624.0
                                 -----------------------------------------------------------------------------------------
Gross profit                               189.6             18.5              59.2              (0.3)           267.0
Selling and administrative
   expenses                                111.9              7.2              34.5               -              153.6
Amortization expense                         6.1             10.8               1.0               -               17.9
Consolidation benefits                      (0.2)             -                 -                 -               (0.2)
                                 -----------------------------------------------------------------------------------------
Operating income                            71.8              0.5              23.7              (0.3)            95.7
Interest income (expense)--net
                                             1.3              2.3              (0.3)              -                3.3
Other (expense)--net                        (0.2)             -                 -                 -               (0.2)
                                 -----------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                    72.9              2.8              23.4              (0.3)            98.8
Income tax expense                         (27.9)            (5.4)             (8.0)              0.1            (41.2)
                                 -----------------------------------------------------------------------------------------
Net income (loss)                  $        45.0     $       (2.6)    $        15.4     $        (0.2)   $        57.6
                                 =========================================================================================

                               NOVEON, INC.
                                    AND
                     BFGOODRICH PERFORMANCE MATERIALS
     (The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                    DECEMBER 31, 2000
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED          COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                    COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents          $         0.1     $        0.2     $        15.4     $         -      $        15.7
Accounts and notes receivable              109.9             15.0              56.7               -              181.6
Inventories                                 87.8             33.2              50.3              (3.9)           167.4
Deferred income taxes                       17.1             (1.1)              -                 -               16.0
Prepaid expenses and other
   current assets                            1.0              0.5               3.3               -                4.8
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                       215.9             47.8             125.7              (3.9)           385.5

Property, plant and
   equipment, net                          344.4            105.6             113.2               -              563.2
Prepaid pension                             19.3              6.4               -                 -               25.7
Goodwill                                    86.8            192.6              27.6               -              307.0
Intercompany receivables                   104.5             87.1             125.9            (317.5)             -
Investment in subsidiaries                 511.5             47.8               -              (559.3)             -
Other assets                                29.9             51.6              (3.7)              -               77.8
                                 -----------------------------------------------------------------------------------------
TOTAL ASSETS                       $     1,312.3     $      538.9     $       388.7     $      (880.7)   $     1,359.2
                                 =========================================================================================

CURRENT LIABILITIES
Short-term bank debt               $         -       $        0.1     $        29.0     $         -      $        29.1
Accounts payable                            75.9             13.0              31.7               -              120.6
Accrued expenses                            56.8             13.3               7.8               -               77.9
Income taxes payable                        34.5             (6.6)              9.5              (0.3)            37.1
Current maturities of
   long-term debt                            -                -                 0.9               -                0.9
                                 -----------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                  167.2             19.8              78.9              (0.3)           265.6

Postretirement benefits
   other than pensions                      61.4              7.1               -                 -               68.5
Accrued pensions                             3.6              1.2               0.9               -                5.7
Deferred income taxes                       46.9             18.3               -                 -               65.2
Accrued environmental                        0.2             38.1               -                 -               38.3
Intercompany payables                      124.9             60.4             132.2            (317.5)             -
Other non-current liabilities                1.5              0.6               3.4               -                5.5
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES                          405.7            145.5             215.4            (317.8)           448.8

Parent company investment                  906.6              1.8               5.6              (3.6)           910.4
Capital stock of subsidiaries                -              391.6             167.7            (559.3)             -
                                 -----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND PARENT
   COMPANY INVESTMENT              $     1,312.3     $      538.9     $       388.7     $      (880.7)   $     1,359.2
                                 =========================================================================================


                               NOVEON, INC.
                                    AND
                     BFGOODRICH PERFORMANCE MATERIALS
     (The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Condensed Consolidated Financial Statements (unaudited) (Continued)

J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------
                                                      COMBINED           COMBINED
                                        THE           GUARANTOR       NON-GUARANTOR
CASH FLOW DATA                        COMPANY        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- -----------------------------------------------------------------------------------------

Net cash provided (used) by
   operating activities            $       109.1     $       (9.8)    $        14.0     $         -      $       113.3
Investing activities:
   Purchases of property,
     plant and equipment                   (18.7)            (5.5)            (13.2)              -              (37.4)
   Payments made in connec-
     tion with acquisitions;
     net of cash acquired                  (11.6)             -                 -                 -              (11.6)
                                 -----------------------------------------------------------------------------------------
Net cash used in
   investing activities                    (30.3)            (5.5)            (13.2)              -              (49.0)

Financing activities:
   Increase in short-term debt               -                -                21.0               -               21.0
   Transfers (to)/from Parent              (79.1)            15.1             (26.1)              -              (90.1)
                                 -----------------------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                    (79.1)            15.1              (5.1)              -              (69.1)
Effect of exchange rate on
   cash                                      -                -                (0.1)              -               (0.1)
                                 -----------------------------------------------------------------------------------------
Decrease in cash
   and cash equivalents                     (0.3)            (0.2)             (4.4)              -               (4.9)
Cash and cash equivalents
   at beginning of period                    0.4              0.3               9.9               -               10.6
                                 -----------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $         0.1     $        0.1     $         5.5     $         -      $         5.7
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

The consolidated balance sheet of the Company as of September 30, 2001 reflects the acquisition under the purchase method of accounting. The preliminary purchase price before fees and expenses, totaling $20.6 million, was $1,372.0 million and consisted of cash of $1,166.7 million, assumption of debt and liabilities of $33.3 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of Noveon Holdings, Inc. issued to BFGoodrich.

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

RESTRUCTURING

As of the acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Although this assessment continues, through September 30, 2001 management finalized certain components of the plan, including exiting certain non-core product lines and investments. The assets have been adjusted to the estimated fair values through purchase accounting. The plan included the reduction of approximately 300 employees. Additionally, the Company recorded a $9.0 million accrual for exit costs related to those components of the plan finalized through September 30, 2001. Approximately 95% of the affected employees have left their positions as of September 30, 2001. At September 30, 2001, approximately $4.6 million remains accrued with substantially all of the remaining costs anticipated to be paid later in 2001 and 2002. The Company is continuing to evaluate its consolidation and restructuring plans and additional adjustments to the preliminary purchase price allocation may be required during subsequent periods.

As a result of these restructuring efforts, the Company estimates annualized savings of approximately $12 million attributable to reduced employee expenses that were substantially recognized beginning in the third quarter of 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

The comparison of results for the three months ended September 30, 2001, the post-acquisition period, for Noveon Inc. to the results for the three-months ended September 30, 2000 for BFGoodrich Performance Materials, prior to the Acquisition, are not necessarily comparative because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition.

TOTAL COMPANY ANALYSIS

Sales. Sales decreased $22.5 million, or 7.9%, from $284.9 million in 2000 to $262.4 million in 2001. The decrease was primarily the result of volume declines related to products sold to the paper and packaging, textiles and automotive related industries, the disposition of the textile dyes product line prior to the acquisition, and the Company's decision to discontinue its flush pigments and colorformers product lines in Cincinnati in June 2001. To a lesser extent, unfavorable foreign currency exchange rates negatively impacted sales. These decreases were partially offset by increased volumes in the Company's TempRite(R) product line and products serving the consumer products industry.

Cost of Sales. Cost of sales as a percentage of sales increased from 70.4% in 2000 to 73.0% in 2001. The increase in cost of sales as a percentage of sales in 2001 as compared to 2000 was attributable to increases in raw material and utility costs across all segments, reduced utilization of facilities due to lower production volume, the incremental depreciation expense of approximately $2.8 million associated with the preliminary write-up of property, plant and equipment in purchase accounting and the incremental non-cash cost of sales in 2001 associated with the write-up of inventory in purchase accounting resulting in approximately $0.7 million of expense. These unfavorable impacts were partially offset by manufacturing overhead cost controls.

Gross Profit. Gross profit decreased $13.4 million, or 15.9%, from $84.2 million in 2000 to $70.8 million in 2001. The decrease is primarily associated with the sales volume reductions, the increase in raw material and utility costs, reduced utilization of facilities due to lower production volume, and the incremental depreciation expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by manufacturing overhead cost controls.

Selling and Administrative Expenses. Selling and administrative expenses decreased $4.5 million, or 8.8%, from $51.2 million in 2000 to $46.7 million in 2001. Selling and administrative costs as a percentage of sales decreased from 18.0% in 2000 to 17.8% in 2001. The decrease in selling and administrative costs as a percent of sales in 2001 was a result of the reduction in costs attributable to the Company's restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company, which was offset by lower sales volumes, investor management fees of $1.0 million, and incremental administrative costs reflective of a stand-alone company.

Amortization Expense. Amortization expense increased $2.8 million, or 50.0%, from $5.6 million in 2000 to $8.4 million in 2001. The increase is entirely associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired established in the preliminary purchase price allocation.

Operating Income. Operating income decreased by $12.4 million, or 45.3%, from $27.4 million in 2000 to $15.0 million in 2001. The decrease in operating income was primarily attributable to sales volume declines, significantly higher raw material and utility costs, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume in the Company's TempRite(R) product line and products serving the consumer products industry combined with manufacturing overhead and selling and administrative cost controls.

Interest Income (Expense)-Net. Interest income was $2.9 million in 2000 and interest expense was $21.7 million in 2001. The increase in expense was attributable to the change in the debt structure associated with the Acquisition.

Other Expense-Net. Other expense-net was $0.9 million and $0.2 million in 2000 and 2001, respectively. The expense is primarily due to the unfavorable operating performance of the Company's investments accounted for under the equity method.

Income Tax Expense. Based on the carryforward period for net operating loss carryforwards, a tax benefit is reflected against the net losses of the Company in 2001. A valuation allowance has been established for a portion of deferred tax assets related to net operating loss carryforwards.

Net Income (Loss). Net income decreased by $26.8 million from net income of $20.8 million in 2000 to a net loss of $6.0 million in 2001. The decrease in net income was primarily attributable to the incremental interest expense of $24.6 million associated with the Company's new debt structure, sales volume declines, higher raw material and utility costs, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume in the Company's TempRite(R) product line and products serving the consumer products industry combined with manufacturing overhead and selling and administrative cost controls.

Because of the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA for the three month period ended September 30, 2001 and 2000 is calculated as follows (dollars in millions):


                                                    2000          2001
                                             --------------------------------

    Operating income                             $    27.4     $    15.0
    Depreciation and amortization                     21.8          26.8
    Investor management fees                           -             1.0
    Consolidation (benefits) costs                     -             0.7
    Non-cash cost of sales impact of
     inventory write-up from purchase
     accounting                                        -             0.7
                                             --------------------------------
    EBITDA                                       $    49.2     $    44.2
                                             ================================

GROUP ANALYSIS

Consumer Specialties Group. Sales increased $0.8 million, or 1.1%, from $72.1 million in 2000 to $72.9 million in 2001. The increase was primarily driven by volume growth for the group's products sold to the food and beverage industries. These increases were partially offset by a weaker sales mix within the pharmaceutical product lines, the volume declines related to the Company's decision to discontinue its flush pigments and colorformers product lines in Cincinnati in June 2001 and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $3.8 million, or 17.3%, from $22.0 million in 2000 to $18.2 million in 2001. As a percentage of sales, gross profit decreased from 30.5% in 2000 to 25.0% in 2001. The decrease is primarily associated with a weaker sales mix and new product start-up cost within the pharmaceutical product lines, the lower margins associated with the discontinuance of the flush pigments and colorformers product lines, higher raw material and utility costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting.

Operating income decreased $4.1 million, or 36.9%, from $11.1 million in 2000 to $7.0 million in 2001. The decrease was primarily due to a weaker sales mix and product start-up cost within the pharmaceutical product lines, the lower margins associated with the discontinuance of the flush pigments and colorformers product lines, higher raw material and utility costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting. These effects were partially offset by increased sales volumes and selling and administrative cost controls.

Polymer Solutions Group. Sales decreased by $3.9 million, or 3.9%, from $101.0 million in 2000 to $97.1 million in 2001. The decrease is primarily attributable to volume reductions for the polymer additives and Estane(R) product lines sold into the automotive related industries and the unfavorable exchange impact of the weakened Euro, offset by volume gains in TempRite(R) product lines.

Gross profit decreased $3.1 million, or 9.2%, from $33.6 million in 2000 to $30.5 million in 2001. As a percentage of sales, gross profit decreased from 33.3% in 2000 to 31.4% in 2001. The decrease was primarily attributable to lower production volume for the polymer additives and Estane(R) product lines, reduced utilization of facilities due to volume reductions, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting, offset by volume gains in TempRite(R) product lines.

Operating income for the group decreased $4.4 million, or 20.7%, from $21.3 million in 2000 to $16.9 million in 2001. The decrease was primarily attributable to volume reductions for the polymer additives and Estane(R) product lines, reduced utilization of facilities due to volume reductions, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting, offset by volume gains in TempRite(R) product lines.

Performance Coatings Group. Sales decreased $19.4 million, or 17.4%, from $111.8 million in 2000 to $92.4 million in 2001. The decrease is primarily attributable to a decline in demand in the paper and packaging and textile industries, and the disposition of the textile dyes product line prior to the acquisition.

Gross profit decreased $6.5 million, or 22.7%, from $28.6 million in 2000 to $22.1 million in 2001. As a percentage of sales, gross profit decreased from 25.6% in 2000 to 23.9% in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging and textile industries, higher raw material and utility costs, reduced utilization of facilities due to volume reductions and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by manufacturing overhead cost controls.

Operating income for the group decreased $5.1 million, or 41.5%, from $12.3 million in 2000 to $7.2 million in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging, and textile industries, higher raw material and utility costs, reduced utilization of facilities due to lower production volume and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by manufacturing overhead and selling and administrative cost controls.

Corporate. Corporate costs decreased $1.9 million from $17.3 million in 2000 to $15.4 million in 2001. This decrease was primarily the result of the Company's restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company, that were partially offset by investor management fees of $1.0 million and the incremental administrative costs reflective of a stand-alone company.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

The comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000 has been completed by combining the results of operations for the two months ended February 28, 2001 of BFGoodrich Performance Materials, prior to the Acquisition, with the results of operations of Noveon, Inc. for the seven month period ended September 30, 2001. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition.

TOTAL COMPANY ANALYSIS

Sales. Sales decreased $74.7 million, or 8.4%, from $891.0 million in 2000 to $816.3 million in 2001. The decrease was primarily the result of volume declines related to products sold to the paper and packaging, textiles and automotive related industries, the disposition of the textile dyes product line prior to the acquisition, and the Company's decision to discontinue its flush pigments and colorformers product lines in Cincinnati in June 2001. Product mix factors, unfavorable foreign currency exchange rates, and the exclusion of Telene(R) sales, as these sales are included in a joint venture formed on March 31, 2000 which is being accounted for under the equity method, also negatively impacted sales. These decreases were partially offset by increased volumes in the Company's products serving the consumer products industry.

Cost of Sales. Cost of sales as a percentage of sales increased from 70.0% in 2000 to 73.2% in 2001. The increase in cost of sales as a percentage of sales in 2001 as compared to 2000 was attributable to increases in raw material and utility costs across all segments, reduced utilization of facilities due to lower production volume, the incremental depreciation expense of approximately $6.6 million associated with the preliminary write-up of property, plant and equipment in purchase accounting and the incremental cost of sales in 2001 associated with the non-cash write-up of inventory in purchase accounting resulting in approximately $2.5 million of expense. These unfavorable impacts were partially offset by overhead cost controls.

Gross Profit. Gross profit decreased $48.0 million, or 18.0%, from $267.0 million in 2000 to $219.0 million in 2001. The decrease is primarily associated with the sales volume reductions, the increase in raw material and utility costs, product mix factors, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, and the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by overhead cost controls.

Selling and Administrative Expenses. Selling and administrative expenses decreased $7.0 million, or 4.6%, from $153.6 million in 2000 to $146.6 million in 2001. Selling and administrative costs as a percentage of sales increased from 17.2% in 2000 to 18.0% in 2001. The increase in selling and administrative costs as a percent of sales in 2001 was a result of lower sales volumes, investor management fees of $2.3 million, and incremental administrative costs reflective of a stand-alone company, offset by the reduction in costs attributable to the Company's restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company.

Amortization Expense. Amortization expense increased $5.5 million, or 30.7%, from $17.9 million in 2000 to $23.4 million in 2001. The increase is entirely associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired established in the preliminary purchase price allocation.

Operating Income. Operating income decreased by $48.1 million, or 50.3%, from $95.7 million in 2000 to $47.6 million in 2001. The decrease in operating income was primarily attributable to sales volume declines, significantly higher raw material and energy costs, product mix factors, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with manufacturing overhead and selling and administrative cost controls.

Interest Income (Expense)-Net. Interest income was $3.3 million in 2000 and interest expense was $54.0 million in 2001. The increase in expense was primarily attributable to the change in the debt structure associated with the Acquisition.

Other (Expense)-Net. Other (expense)-net was $0.2 million in 2000 and $3.4 million in 2001. The increase in expense was primarily due to the unfavorable operating performance of the Company's investments accounted for under the equity method.

Income Tax Expense. Based on the carryforward period for net operating loss carryforwards, a tax benefit is reflected against the net losses of the Company in 2001. A valuation allowance has been established for a portion of deferred tax assets related to net operating loss carryforwards.

Net Income (Loss). Net income decreased by $65.5 million from net income of $57.6 million in 2000 to a net loss of $7.9 million in 2001. The decrease in net income was primarily attributable to the incremental interest expense of $57.3 million associated with the Company's new equity and debt structure, sales volume declines, higher raw material and energy costs, product mix factors, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting, and additional consolidation costs related to the year 2000 textile restructuring. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry combined with overhead and selling and administrative cost controls.

Because of the Company's highly leveraged capital structure, EBITDA is an important performance measure used by the Company and its stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. The Company believes that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA for the nine month period ended September 30, 2001 and 2000 is calculated as follows (dollars in millions):

                                                    2000             2001
                                          -----------------------------------

    Operating income                            $    95.7         $    47.6
    Depreciation and amortization                    66.3              76.9
    Investor management fees                          -                 2.3
    Consolidation (benefits) costs                   (0.2)              1.4
    Non-cash cost of sales impact of
     inventory write-up from purchase
     accounting                                       -                 2.5
                                          -----------------------------------
    EBITDA                                      $   161.8         $   130.7
                                          ===================================


GROUP ANALYSIS

Consumer Specialties Group. Sales increased $3.8 million, or 1.8%, from $213.8 million in 2000 to $217.6 million in 2001. The increase was driven by volume growth for the group's products sold to the food and beverage and other consumer products industries. These increases were partially offset by product mix, the volume declines related to the Company's decision to discontinue its flush pigments and colorformers product lines in Cincinnati in June 2001, and the unfavorable exchange impact with the weakened Euro.

Gross profit decreased $11.2 million, or 17.2%, from $65.2 million in 2000 to $54.0 million in 2001. As a percentage of sales, gross profit decreased from 30.5% in 2000 to 24.8% in 2001. The decrease is primarily associated with product mix, the lower margins associated with the discontinuance of the flush pigments and colorformers product lines, the increase in raw material and utility costs, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro.

Operating income decreased $11.1 million, or 34.9%, from $31.8 million in 2000 to $20.7 million in 2001. The decrease was primarily due to product mix, the lower margins associated with the discontinuance of the flush pigments and colorformers product lines, higher raw material and utility costs, the incremental expenses associated with the write-up of assets in purchase accounting and the unfavorable exchange impact with the weakened Euro. These effects were partially offset by increased sales volumes in most of the segment's product lines.

Polymer Solutions Group. Sales decreased by $17.1 million, or 5.3%, from $321.4 million in 2000 to $304.3 million in 2001. The decrease is primarily attributable to volume reductions for the polymer additives and Estane(R) product lines, the exclusion of the Telene(R) business that was contributed to a joint venture on March 31, 2000 and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $12.8 million, or 11.6%, from $110.7 million in 2000 to $97.9 million in 2001. As a percentage of sales, gross profit decreased from 34.4% in 2000 to 32.2% in 2001. The decrease was primarily attributable to volume reductions for the polymer additives and Estane(R) product lines, reduced utilization of facilities due to lower production volume, higher raw material costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting, offset by lower manufacturing overhead costs.

Operating income for the group decreased $14.3 million, or 19.9%, from $72.0 million in 2000 to $57.7 million in 2001. The decrease was primarily attributable to volume reductions for the polymer additives and Estane(R) product lines, reduced utilization of facilities due to volume reductions, higher raw material costs, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting, offset by lower manufacturing overhead costs.

Performance Coatings Group. Sales decreased $61.4 million, or 17.3%, from $355.8 million in 2000 to $294.4 million in 2001. The decrease is primarily attributable to a decline in demand in the paper and packaging and textile industries, the disposition of the textile dyes product line prior to the acquisition and to a lesser extent, the unfavorable exchange impact of the Euro.

Gross profit decreased $24.0 million, or 26.3%, from $91.1 million in 2000 to $67.1 million in 2001. As a percentage of sales, gross profit decreased from 25.6% in 2000 to 22.8% in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging and textile industries, reduced utilization of facilities due to lower production volume, the increase in raw material and energy costs, and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by manufacturing overhead cost controls.

Operating income for the group decreased $21.6 million, or 49.4%, from $43.7 million in 2000 to $22.1 million in 2001. The decrease is primarily associated with the sales volume reductions due to the declining demand for products sold to the paper and packaging and textile industries and the disposition of the textiles dyes product line prior to the acquisition, reduced utilization of facilities due to lower production volume and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by manufacturing overhead and selling and administrative cost controls.

Corporate. Corporate costs decreased $0.5 million from $52.0 million in 2000 to $51.5 million in 2001. This decrease was primarily the result of the Company's restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company, that were partially offset by investor management fees of $2.3 million and the incremental administrative costs reflective of a stand-alone company.


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

The $275.0 million senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year. The first payment was made on September 15, 2001.

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

The Company's credit agreement contains a specific covenant requirement for minimum EBITDA levels. The credit agreement definition of EBITDA approximates the Company's financial statement definition, as defined previously. The Company currently satisfies the minimum EBITDA covenant for the 12 month period ended September 30, 2001. For the year ended December 31, 2001 the credit agreement requires a minimum EBITDA level of $175.0 million. The Company expects to attain the minimum EBITDA level at December 31, 2001. However, it is possible, given the volatility in the current economic environment, that the minimum EBITDA covenant may not be met for the year ended December 31, 2001.

At September 30, 2001, the Company had a cash balance of $78.5 million and no outstanding borrowings under its revolving credit facility. At September 30, 2001 the Company had $121.1 million available under the revolving credit facility of $125.0, net of $3.9 million of outstanding letters of credit.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facilities will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and tax obligations.

CASH FLOWS

Cash flows from operating activities decreased $52.4 million from $113.3 million in the first nine months of 2000 to $60.9 million in the first nine months of 2001. The decrease was primarily related to a reduction in earnings levels, partially offset by decreases in working capital period over period. Cash flows used by operating activities of BFGoodrich Performance Materials for the two months ended February 28, 2001were $31.1 million and cash flows provided by operating activities of Noveon, Inc. for the seven months ended September 30, 2001 were $92.0 million.

Investing activities included the acquisition of the performance materials business from BFGoodrich and purchases of property in the nine month period ended September 30, 2001, totaling $1,210.9 million. Investing activities used $49.0 million of cash in the nine month period ended September 30, 2000 for the purchases of property, plant and equipment and acquisitions related to specific dyes and a personal care business.

Financing activities provided $1,226.6 million of cash in the nine month period ended September 30, 2001, primarily related to the funding of the acquisition of the Company. This compares to the $69.1 million used in financing activities for the nine month period ended September 30, 2000.

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

Environmental

The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, we have been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several contaminated sites.

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

BFGoodrich has indemnified the Company for environmental liabilities totaling $14.9 million. The Company's September 30, 2001 balance sheet includes liabilities of $23.1 million to cover future environmental expenditures. Accordingly, the current portion of the environmental obligation of $3.5 million is recorded in accrued expenses and $3.6 million is recorded in accounts receivable. Approximately $19.6 million is included in non-current liabilities and $11.3 million is included in other non-current assets, reflecting the recovery due from BFGoodrich.

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 in the Company's first quarter of 2002 reporting, as required. The impact of the nonamortization provisions of the Statement will not be determinable until the purchase price allocation is finalized. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company is required to adopt this Statement effective January 1, 2002. The effect of adoption is not expected to be significant.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

FOREIGN CURRENCY RISK

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company has entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at September 30, 2001 was not material to the Company's earnings, cash flow or financial position.

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

INTEREST RATE RISK

In order to hedge a portion of its interest rate risk, the Company is a party to an interest rate swap agreement with notional amounts of $180 million and for which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The Company's interest rate swap agreements at September 30, 2001 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The amount of the changes in fair value of the interest rate swap agreements was $8.7 million for the three months ended September 30, 2001.

At September 30, 2001, the Company carried $905.8 million of outstanding debt on its balance sheet, with $630.8 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the seven months ended September 30, 2001, interest expense would increase or decrease by $2.9 million. In addition, if interest rates hypothetically increased or decreased by 10% on September 30, 2001, with all other variables held constant, the fair market value of the Company's $275.0 million, 11% Senior Subordinated Notes would decrease or increase by approximately $17.5 million.


Part II:  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K

On August 14, 2001, Noveon, Inc. issued a press release relating to its financial results for the second quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NOVEON, INC.


Dated: November 14, 2001            By: /s/ Christopher R. Clegg
                                       --------------------------------
                                       Christopher R. Clegg
                                       Senior Vice President, General Counsel
                                       and Secretary



                                    By: /s/ Michael D. Friday
                                       --------------------------------
                                       Michael D. Friday
                                       Sr. Vice President and Chief
                                       Financial Officer