Form 10-K
period 2002-03-05
NOVEON INC
filed 2002-04-01
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

                                     or

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number

-----------------------------------------------------------------------------
                                NOVEON, INC.
           (Exact name of registrant as specified in its charter)

                Delaware                                  13-4143915
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

 9911 Brecksville Road, Cleveland, Ohio                      44141
(Address of principal executive offices)                  (Zip Code)


                               (216) 447-5000
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The Company's voting stock is not publicly traded and does not have a quantifiable market value.

As of March 28, 2002, there is 1 share of Registrant's Common Stock outstanding,


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Registration Statement on Form S-4 filed on May 29, 2001 (Commission File No. 333-61812) are incorporated by reference in Part IV hereof.

                                NOVEON, INC.

                                 FORM 10-K

                             TABLE OF CONTENTS



                                                           PART I                                       Page
Item 1.  Business.........................................................................................3
Item 2.  Properties.......................................................................................12
Item 3.  Legal Proceedings................................................................................12
Item 4.  Submission of Matters to a Vote of Security Holders..............................................12

                                                 PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................13
Item 6.  Selected Financial Data..........................................................................14
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............15
Item 7A. Quantitative and Qualitative Disclosures of Market Risk..........................................32
Item 8.  Financial Statements and Supplementary Data......................................................33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............34

                                                 PART III
Item 10. Directors and Executive Officers ................................................................35
Item 11. Executive Compensation ..........................................................................38
Item 12. Security Ownership by Certain Beneficial Owners and Management...................................45
Item 13. Certain Relationships and Related Transactions...................................................46

                                                 PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................49

                                                        -----------------------

We will provide, upon written request, without charge a copy of this Form 10-K. If you would like a copy of this Form 10-K, please write to: Noveon, Inc., 9911 Brecksville Road, Cleveland, OH 44141, Attention: Secretary.


                                   PART I

ITEM 1.  Business

References to "Noveon, Inc.," the "Company," "we," "us" or "our" refer to Noveon, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Noveon, Inc. itself and not to its subsidiaries.

Overview

Noveon, Inc. is a leading global producer and marketer of technologically advanced specialty chemicals for a broad range of consumer and industrial applications. We serve in excess of 7,000 customers through our worldwide network of 27 strategically located manufacturing facilities. For the twelve months ended December 31, 2001, we derived approximately 65% of our net sales from the United States, approximately 18% from Europe and approximately 17% from the rest of the world.

Our business consists of three operating segments: Consumer Specialties, Polymer Solutions, and Performance Coatings.

Our principal executive offices are located at 9911 Brecksville Road, Cleveland, Ohio 44141.

Development of Business

We commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company" or "Performance Materials"), an operating segment of The BFGoodrich Company ("Goodrich" or "BFGoodrich"), for $1.372 billion, before adjustments, fees and expenses (the "Acquisition"). The electronic materials division and textile dyes business that had been operated as part of the Predecessor Company were not part of the Acquisition.

To finance the Acquisition, we utilized funds from the following sources:

o The equity sponsors, led by AEA Investors, Inc. and consisting of AEA Investors, Inc. and its affiliates ("AEA"), DLJ Merchant Banking Partners III, L.P. and affiliates ("DLJ Merchant Banking") and DB Capital Partners, Inc. and an affiliate of DB Capital Partners, Inc. ("DB Capital") contributed $355.0 million of cash as equity to Noveon Holdings, Inc., our corporate parent, which in turn contributed this cash to us;

o   Noveon Holdings, Inc., issued a $172.0 million seller note to Goodrich;
    and

o We issued $275 million of 11% Senior Subordinated Notes due 2011 and borrowed $635.0 million under our credit facilities.

Noveon Holdings, Inc. was organized for the purpose of owning all of our common stock and has no independent operations or investments other than its investment in us.

Business Segments

Our business consists of the Consumer Specialties Segment, Polymer Solutions Segment, and Performance Coatings Segment. For financial information and further discussion about our business segments, see Items 7 and 8 of this Annual Report on Form 10-K.

Consumer Specialties Segment. The Consumer Specialties Segment is a global producer of synthetic thickeners, film formers, pharmaceutical actives and intermediates, benzoate preservatives, synthetic food dyes and natural colorants. We market products from our Consumer Specialties Segment to two primary end-use industries: Personal Care and Pharmaceuticals and Food and Beverage.

Personal Care and Pharmaceuticals. Our products serving the personal care and pharmaceutical end-use industries impart physical properties, such as texture, stability and thickness to products, including lotions, hair gel, cosmetics and several pharmaceutical products. These products are a component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer's total product costs. Primary end-uses in the personal care industry for Carbopol(R), our core product, include skin and hair care, cosmetics and oral hygiene. Primary end-uses in pharmaceuticals for Carbopol(R) include topical applications. Our other pharmaceutical products include excipients, advanced intermediates and active ingredients such as mesalizine, which is used in the treatment of Crohn's disease, an inflammatory disease of the gastrointestinal tract.

Food and Beverage. We are a global producer and manufacturer of benzoate preservatives for the food and beverage industry. We are also a supplier of synthetic colorants and an integrated producer of flavors, fragrances and other food additives. Benzoates improve the shelf life of consumable goods and are a preservative used by manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads due to their anti-microbial properties. We also sell a full line of FDA-approved food, drug and cosmetic primary dyes (including blends of primary dyes), as well as lakes and natural colors. Primary end-uses for our product line within food and beverage applications include carbonated soft drinks and processed foods, such as canned soup and pre-made meals. In addition, we market a range of intermediates which are created during the production of benzoates. Ultimate intermediate end-uses include adhesives, sealants, safety glass and compact discs.

The following is a list of representative uses for Consumer Specialties Segment products:


Category Product                         Product                               Description
---------------------------------------- ------------------------------------- --------------------------------------
Personal Care and Pharmaceuticals        Carbopol(R)                           Acrylic thickener which imparts
                                                                               stability
                                                                               Used as a controlled release agent
                                         Pemulen(R)                            Polymeric emulsifier improving water
                                                                               resistance
                                         Avalure(R)                            Polymers for color cosmetics
                                         Specialty silicones                   Polymers affecting "slip-and-feel"
                                         Colorants                             Imparts color in personal care
                                                                               products
                                         Polycarbophil                         Active agent for bulk laxatives
                                         Amino acid-based actives              Active ingredients for
                                                                               pharmaceuticals
                                         Advanced intermediates                Used in the production of active
                                                                               ingredients
Food and Beverage                        Benzoates
                                         Sodium benzoate                       Improves shelf life for certain
                                                                               consumable goods
                                         Potassium benzoate                    Preservative for manufacturers of
                                                                               soft drinks, bottled beverages,
                                                                               fruit-based products and prepared
                                                                               salads
                                         Colors
                                         Food, drug and cosmetic dyes, lakes   Colorants for beverages,
                                         and natural colors                    confectionary goods, dry
                                                                               mixes/snacks, processed foods and
                                                                               pet food
                                         Flavors and Fragrances
                                         Benzaldehyde-based chemicals          Food, personal care and soap products
                                         Intermediates
                                         Phenol, benzaldehyde, benzyl          Pharmaceuticals, coatings,
                                         alcohol and benzoic acid              agrochemical products, plasticizers,
                                                                               adhesives and sealant products
                                         Hydrocolloids
                                         Cassia gum                            Pet food (Europe) and human food
                                                                               (Japan)

Our Consumer Specialties Segment products are sold to customers worldwide. These customers include manufacturers of cosmetics, personal care products, household products, soft drinks and food products.

Polymer Solutions Segment. The Polymer Solutions Segment is a global supplier of chlorinated polyvinyl chloride ("CPVC"), thermoplastic polyurethane ("TPU") and reactive liquid polymers ("RLP") and is a producer of rubber and lubricant antioxidants and rubber accelerators. We market our Polymer Solutions Segment products through two primary product categories:
Specialty Plastics and Polymer Additives.

Specialty Plastics. Our core specialty plastics products are CPVC and TPU. CPVC is a heat, fire and chemical resistant polymer. Primary end-uses include residential and commercial plumbing and fire sprinkler systems. CPVC has inherent advantages over copper, other metals and commodity plastics due to its heat and corrosion resistance, increased insulation properties and lower installed cost. We also produce a number of modified resin blends for specific downstream applications such as FlowGuard(R) and FlowGuard Gold(R) for residential and commercial plumbing, Corzan(R) for industrial piping and Blazemaster(R) for fire sprinklers. We use direct sales and pull-through marketing for our specialty plastics.

TPU, an engineered thermoplastic, is an alternative to rigid plastics and flexible rubber. Performance attributes of TPU include abrasion, heat and chemical stress resistance, minimal fatigue from bending, ease of processing and paintability. Some of the end-uses of TPU products include film and sheet, wire and cable insulation, athletic equipment (e.g., in-line skate wheels), medical applications, automotive molded parts and adhesives. We also produce a fiber-reinforced TPU under the Estaloc(R) brand which offers the functional properties of traditional TPU, yet is reinforced for higher stiffness, to provide the strength, dimensional stability and impact resistance required to withstand a variety of applications and environments. Applications include automotive trim, sporting goods, agricultural equipment and other mechanical components. The polyurethane industry is characterized by a small number of worldwide competitors including Dow, Bayer, Huntsman and BASF. These competitors produce various types and quantities of TPU.

Polymer Additives. We are a global supplier of RLP and a producer of polymer additives including rubber and lubricant antioxidants and rubber accelerators. Our products in this category extend the life and improve the performance characteristics of rubber, lubricating oil, plastics and epoxy-based adhesives. RLP is used for technologically challenging applications, including structural and engineering adhesives used in aerospace, transportation and electronics.

Our antioxidant products are used in rubber, plastic and lubricants. Antioxidants prevent oxidative degradation and are primarily utilized by rubber manufacturers and to a lesser extent plastic manufacturers, to impart durability and prevent the loss of functional attributes such as flexibility. In motor oil and other lubricants, antioxidants prevent thermal breakdown and extend product life. We also manufacture a complete line of accelerators, marketed under our brand, Cure-Rite(R), which are utilized by rubber manufacturers to reduce the vulcanization/curing time, and improve manufacturing productivity.

We are also a provider of RLP additives, which are need-specific, low molecular weight polybutadienes (and copolymers) used as strengtheners and modifiers in epoxy resins for construction composites, coatings and structural adhesives. The product improves impact resistance and crack resistance in composites and coatings and improves the tensile and shear values of epoxy-based structural adhesives when exposed to temperature extremes and accelerated weathering. Overall growth for high-end adhesives is driven by increased usage in the manufacturing of electronics and the automotive industry.


Category Product                         Product                               Description
---------------------------------------- ------------------------------------- --------------------------------------
Specialty Plastics                       CPVC
                                         TempRite(R)                           Residential plumbing
                                         FlowGuard(R)                          Residential and commercial plumbing
                                         Corzan(R)                             Industrial piping
                                         Blazemaster(R)                        Fire sprinklers
                                         TPU
                                         Estane(R)                             Film and sheet, wire and cable
                                                                               insulation, athletic equipment,
                                                                               medical applications, automotive
                                                                               molded parts and adhesives
                                         Estaloc(R)                            Automotive trim, sporting goods,
                                                                               agricultural equipment and other
                                                                               mechanical components
                                         StatRite(R)                           Packaging of semiconductors,
                                                                               sensitive electronic components,
                                                                               disk drive heads and cell phones
Polymer Additives                        Antioxidants
                                         Good-Rite(R)                          Primarily used by rubber
                                                                               manufacturers to prevent oxidative
                                                                               degradations, impart durability and
                                                                               loss of flexibility
                                         Accelerators
                                         Cure-Rite(R)                          Helps reduce vulcanization/curing
                                                                                 time
                                         Reactive Liquid Polymers
                                         Hycar(R)                              Used as strengtheners and modifiers
                                                                               in epoxy resins (construction
                                                                               composites, coatings and structural
                                                                               adhesives)


Our Polymer Solutions Segment products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

Performance Coatings Segment. Our Performance Coatings Segment is a global producer of high-performance polymers for specialty paper, graphic arts, architectural and industrial coatings and textile applications. We market through two primary product categories: Performance Polymers and Coatings and Textile Performance Chemicals.

Performance Polymers and Coatings. Our product offerings include a range of water-based emulsions and resins used in the production of high-end paints and coatings for wood, paper, metal, concrete, plastic and other surfaces. Our products are used as ink vehicles in overprint varnishes for graphic arts, primarily used in specialty packaging applications. We are also a global producer of water-borne coatings for consumer products packaging applications.

We offer over 1,100 formulations, including water-borne systems, and are able to compound these chemistries to create customized solutions to meet the specific needs of our customers. We expect water-borne formulations to grow faster than the standard industry growth rate for paints and coatings. This growth is primarily attributable to the performance characteristics of water-borne formulations to meet niche end-use applications, including graphic arts and specialty paper.

Textile Performance Chemicals. We are a supplier of components used by the North American textiles industry, including coatings, thickeners, softeners and resins. These products are used in the coating, printing and finishing phases of textile processing. The most significant of these products, acrylic emulsions, is used in coatings for high-end specialty applications sold to the home furnishings, automotive technical fabrics and apparel industries. Our textile products can be classified according to the respective end-uses that each serves: coatings, auxiliaries and printing.


Category Product                         Product                               Description
---------------------------------------- ------------------------------------- --------------------------------------
Performance Polymers and Coatings        Architectural and Industrial Paints
                                         and Coatings
                                         Hycar(R)                              Water-borne acrylic emulsion for
                                                                               high gloss enamels and stain
                                                                               blocking paint primers. Also used on
                                                                               wood flooring to promote toughness
                                                                               and durability
                                         Specialty Paper
                                         Coatings and saturants                Modifies physical attributes of
                                                                               specialty paper including stiffness,
                                                                               porosity, and water. Used in ink jet
                                                                               printer paper and tea bag sheathing
                                         Stelomer(R)                           Emulsion polymer for paper gasoline
                                                                               filters
                                         Graphic Arts
                                         Polymers and water-borne coatings     Used in ink vehicles, overprint
                                                                               varnishes and coatings emulsions for
                                                                               consumer goods packaging
Textile Performance Chemicals            Textile Coatings
                                         Hycar(R)                              Acrylic-based coatings applied to
                                                                               textiles to offer a pleasing
                                                                               texture, low-temperature
                                                                               flexibility, and wash resistance
                                         Auxiliary Chemicals
                                         Glyoxal                               Preparation agents to improve resins
                                         Glyoxal resins                        manufacturing process and add
                                         Fluorocarbon extenders                attributes such as softness, durable
                                         Polymer-based softeners               press and anticrease agents, stain
                                                                               repellents, and flame retardants
                                         Printing Chemicals
                                         Dye thickener and binders             Thickeners are used to impart
                                         Carbopol(R)                           viscosity to the printing paste
                                                                               applied to fabrics. Pigment binders
                                                                               are used to add a pigment to a
                                                                               printing paste and prevent
                                                                               deterioration by abrasion or
                                                                               laundering

Our Performance Coatings Segment services companies in the specialty paper, graphic arts, paints and coatings, and textiles industries.

Competition

We encounter a variety of competitors in each of our product lines, but no single company competes with us across all of our existing product lines. The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-use applications and customers served.

Sales and Marketing

Our principal sales and marketing strategies include focusing on end-users and process intermediaries, a strong cooperative development among salespersons, technical staff and customers and a decentralized worldwide organization which facilitates the effective sale of our products.

We sell and support our products in over 90 countries throughout the world. Our sales network is primarily end-use focused, with regional coverage provided as appropriate. Our three sales regions consist of the United States, Europe and the rest of the world. For the year ended December 31, 2001, we derived approximately 65% of our sales from the United States, approximately 18% from Europe and approximately 17% from the rest of the world.

Foreign Operations

We are engaged in business in foreign markets. Our foreign manufacturing facilities are located in Belgium, China, England, Germany, India, Malaysia, The Netherlands, South Korea, and Spain. We also market products and services through sales subsidiaries and distributors in a number of foreign countries. We also have technical fee, patent royalty agreements and joint venture agreements with various foreign companies.

Currently, North America is our largest geographic market, although we continue to expand our operations in the rest of the world. Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations, including foreign affiliates. Other potential limitations on foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by the unavailability of dollar exchange or other restrictive regulations that foreign governments could enact. We do not believe that such restrictions or regulations would have a materially adverse effect on our business, in the aggregate.

Backlog

Most orders for our products are received and shipped in the same month. Manufacturing turnaround time is generally sufficiently short so as to permit us to manufacture and fill orders for most of our products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically not significant.

Research, Development, Technology and Intellectual Property

The Company and the Predecessor Company have a long history as an industry innovator, creating proprietary, high-performance materials for our customers. These products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers. Our successful record of technological innovation is evidenced by the more than 700 patents that have been secured during the past 20 years. Currently, we possess approximately 1,000 issued and pending foreign and domestic patents and patent applications worldwide and over 500 foreign and domestic product trademarks and applications and other significant trade secrets. While such patents in the aggregate are important to us, neither our primary business nor any segment is dependent on any single patent or group of related patents.

Raw Materials

We use a variety of specialty and commodity chemicals in our manufacturing processes. Materials are generally available from multiple independent suppliers. The majority of our raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that are single sourced generally have long-term supply contracts as a basis to guarantee supply reliability. The majority of our raw materials are derived from petrochemical-based feedstocks.

Manufacturing and Properties

We possess global manufacturing, sales and technical service facilities enabling us to provide customers with worldwide services and supplies of products. There are 27 manufacturing sites, with two facilities, located at Kalama, Washington and Pohang, South Korea, certified to ISO 14000 and all but two U.S. plants, two European plants and one Asian plant certified to ISO 9002 standards. The plants not currently ISO certified are more recent acquisitions or startups. In addition, the plants located at Calvert City, Kentucky, Chennai, India, and Raubling, Germany operate to "current good manufacturing process" standards (CGMP) and manufacture certain products suitable for human consumption. Each plant has productivity and quality assessment programs in place, with performance metrics summarized and reviewed on a monthly basis by management.

Since 1997, we have made investments in a Carbopol(R) and latex facility in Antwerp, Belgium, a TempRite(R) compounding facility in Oevel, Belgium, an Estane(R) plant expansion in Avon Lake, Ohio, an acrylic plant expansion in Gastonia, North Carolina, a benzoic acid plant expansion in Kalama, Washington, and a static control polymers plant in Malaysia.

Human Resources

As of December 31, 2001, we have approximately 2,790 employees worldwide, with approximately 1,870 in North America, 600 in Europe and 320 in the Asia/Pacific region. Six of the United States sites are organized by labor unions with collective bargaining agreements varying from three to five years. Approximately 500 employees are covered by these contracts, with two agreements expiring in 2002. The other four contracts expire at various times through 2004. Production employees in Europe generally fall under national master agreements for all chemical companies that are reviewed and modified as of March 1 of each year. We observe local customs and legislation in labor relations (including staff councils, where required) and, where applicable, in negotiating collective bargaining agreements.

Environmental Matters

Our operations are subject to extensive environmental laws and regulations by foreign, federal, state, and local authorities, including those pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. In an effort to comply with these environmental laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program. We conduct internal and external regulatory audits at our plants to identify and categorize potential environmental exposures as well as to ensure compliance with applicable environmental, health and safety laws and regulations. We also conduct a compliance and management systems audit program. We believe that compliance with current governmental regulations will not have a material adverse effect on our capital expenditures, results of operations or competitive position. Under the purchase agreement for our acquisition of Performance Materials, Goodrich has agreed to indemnify us against various environmental liabilities through February 28, 2011 in most cases and through February 28, 2015 for some items. At December 31, 2001, Goodrich has indemnified us for environmental liabilities estimated at $12.5 million.

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, we may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations at which we have disposed of hazardous waste. Although we believe past operations were in substantial compliance with the then-applicable regulations, the Company or the Predecessor Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

Our environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which we have been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

We believe that our reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not have a material adverse effect on our results of operations, financial position or cash flows in a given period.

Product Liability

Goodrich has agreed to indemnify us for all liabilities (including product liability claims and product recalls) arising in connection with product lines not currently manufactured or sold by us at the date of the Acquisition. In addition, Goodrich has agreed to indemnify us against all product liability, product warranty and product defect claims made prior to the tenth anniversary of the closing of the Acquisition, relating to products manufactured, sold or delivered by Goodrich prior to that closing and involving damages of at least $2.0 million.

ITEM 2.  Properties

Our headquarters and primary research facility are located in Brecksville, Ohio. Our chemical manufacturing facilities are listed below.

Location                              Owned/Leased               Size (Approx.)
--------                              ------------               --------------
Henry, Illinois                         Owned                  100,000 sq. ft.
Calvert City, Kentucky                  Owned                   75,000 sq. ft.
Louisville, Kentucky                    Owned                  232,000 sq. ft.
Lawrence, Massachusetts                 Owned                  160,000 sq. ft.
Leominster, Massachusetts               Owned                   59,000 sq. ft.
Pedricktown, New Jersey                 Owned                   40,000 sq. ft.
Charlotte, North Carolina               Owned                  270,000 sq. ft.
Gastonia, North Carolina                Owned                  116,000 sq. ft.
Akron, Ohio                             Owned                  236,000 sq. ft.
Avon Lake, Ohio                         Owned                  240,000 sq. ft.
Brecksville, Ohio                       Owned                  380,000 sq. ft.
Chagrin Falls, Ohio                     Owned                   49,000 sq. ft.
Cincinnati, Ohio                        Leased                 450,000 sq. ft.
Twinsburg, Ohio                         Leased                  18,800 sq. ft.
Kalama, Washington                      Owned                  550,000 sq. ft.
Antwerp, Belgium                        Owned                   81,000 sq. ft.
Oevel, Belgium                          Owned                  215,000 sq. ft.
Raubling, Germany                    Leased/Owned              134,500 sq. ft.
Chennai, India                          Leased                 114,000 sq. ft.
Vadadora, India                     Jointly Owned              294,000 sq. ft.
Senawang, Malaysia                      Owned                   38,000 sq. ft.
Delfzijl, The Netherlands               Leased                  50,000 sq. ft.
Wenzhou, PRC                            Leased                  53,000 sq. ft.
Pohang, South Korea                  Leased/Owned               49,000 sq. ft.
Barcelona, Spain                        Owned                   76,000 sq. ft.
Barnsley, United Kingdom                Owned                   50,000 sq. ft.
Shepton Mallet, United Kingdom          Leased                  13,000 sq. ft.

The lease of the Shepton Mallet facility will expire in 2003. Production from this facility will be transferred to other locations and no material impact on our business is expected.

ITEM 3.  Legal Proceedings

We are engaged in legal proceedings arising in the ordinary course of business. We believe that the ultimate outcome of these proceedings will not have a material adverse impact on our results of operations, financial position or cash flows. See "Environmental Matters" in Item 1, "Business," for information concerning legal proceedings relating to certain environmental claims.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001. On July 24, 2001, we adopted amended and restated by-laws by the written consent of the sole stockholder. A copy of the amended and restated by-laws has been filed as an exhibit to this Form 10-K.

                                  PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our voting stock is not publicly traded and does not have a quantifiable market value. As of March 15, 2002, we have one holder of record of our voting common stock. We have not declared any dividends in the year ended December 31, 2001 and do not anticipate paying cash dividends on common stock in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include restrictions on the payment of cash dividends on our common stock.

ITEM 6.  Selected Financial Data

The following table presents selected financial data at the dates and for the periods indicated. The data for the years ended 1997, 1998, 1999 and 2000 are derived from the audited consolidated historical financial statements of the Performance Materials Segment of Goodrich. The data for the two months ended February 28, 2001 are derived from the unaudited consolidated financial statements of the Performance Materials Segment of Goodrich. The data for the ten months ended December 31, 2001 are derived from the audited consolidated financial statements of Noveon, Inc. The information set forth below should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.



                                        Performance Materials Segment of Goodrich                Noveon, Inc.
                                        ---------------------------------------------------------------------
                                                   Year Ended December 31             Two Months   Ten Months
                                                                                        Ended       Ended
                                       -----------------------------------------------February 28  December 31
                                           1997        1998      1999        2000        2001        2001
                                       -----------------------------------------------------------------------
                                                                                      (unaudited)
                                                 (dollars in millions, except ratios)
Statement of Operations Data:
Sales                                 $    904.7  $  1,195.2  $  1,217.7  $  1,167.7    $  187.0  $  876.4
Cost of sales                              602.5       817.8       832.2       819.5       137.3     628.1
                                  ----------------------------------------------------------------------------
Gross profit                               302.2       377.4       385.5       348.2        49.7     248.3
Selling and administrative expenses        179.7       223.4       218.2       201.1        35.2     160.5
Amortization expense                         5.5        18.2        24.6        24.4         4.0      26.5
Consolidation costs                           --          --        37.3        40.5          --       3.1
                                  ----------------------------------------------------------------------------

Operating income                           117.0       135.8       105.4        82.2        10.5      58.2
Interest income (expense), net               0.7        (0.7)        0.5         4.4         0.6     (73.5)
Other income (expense), net                 (2.1)       (0.2)       (1.5)       (0.4)       (1.5)     (0.7)
                                  ----------------------------------------------------------------------------
Income (loss) from continuing
 operations before income taxes            115.6       134.9       104.4        86.2         9.6     (16.0)
Income tax expense                         (44.1)      (55.4)      (42.3)      (35.9)       (4.0)     (4.6)
                                  ----------------------------------------------------------------------------
Income (loss) from continuing
 operations                                 71.5        79.5        62.1        50.3         5.6     (20.6)
Income (loss) from discontinued
operations-net
 of taxes                                   59.5        (1.6)         --          --          --        --
                                  ----------------------------------------------------------------------------
Net income (loss) .................   $    131.0  $     77.9  $     62.1  $     50.3      $  5.6  $  (20.6)
                                  ============================================================================

Other Data:
Cash flow provided (used) by               $48.3     $ 168.7      $156.1     $ 180.9       $(31.6)   $ 153.9
 operating activities
Cash flow provided (used) by                78.2      (449.3)      (97.3)      (75.3)        (7.6)  (1,218.7)
investing activities
Cash flow provided (used) by              (141.8)      273.7       (54.4)     (100.2)        37.5    1,184.4
 financing activities
EBITDA(A)                                  166.5       211.9       229.6       209.4         24.9      150.6
Depreciation and amortization               49.5        76.1        86.9        86.7         14.4       83.0
Capital expenditures                        72.8        70.7        79.6        64.0          7.6       28.5
Balance Sheet Data:

Cash and cash equivalents                  $13.0     $   6.6      $ 10.6     $  15.7         N/A     $ 120.0
Working capital                             84.0       129.7       143.5       119.9         N/A       201.7

Property, plant and equipment, net         479.7       610.8       600.8       563.2         N/A       672.5

Total assets                               930.4     1,439.0     1,430.6     1,359.2         N/A     1,661.8

Total debt                                  64.4        69.3        42.7        30.0         N/A       900.7

Goodrich's investment                      572.3       938.1       950.9       910.4         N/A           -

Stockholder's equity                           -           -           -           -         N/A       496.2


(A) EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees (if applicable) and consolidation costs. EBITDA has not been reduced by management fees (if applicable) which, pursuant to management services agreements, are subordinated to the obligations under our senior subordinated notes due 2011. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We include EBITDA data because we understand such data are used by investors to determine our historical ability to service our indebtedness. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, it should be noted that companies calculate EBITDA differently and therefore EBITDA as presented for us may not be comparable to EBITDA reported by other companies. Differences exist between the various agreements governing our indebtedness with respect to the definition of EBITDA or comparable terms.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the audited consolidated financial statements of Noveon, Inc. and the Predecessor Company included elsewhere in this document.

This management's discussion and analysis of financial condition and results of operations contains forward-looking statements. See
"Forward-looking Information" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We are a global producer and marketer of specialty chemicals for a range of consumer and industrial applications. We consist of three reportable segments: Consumer Specialties Segment, Polymer Solutions Segment, and Performance Coatings Segment.

For the year ended December 31, 2001, we derived approximately 65% of our sales from the United States, approximately 18% from Europe and approximately 17% from the rest of the world. For the year ended December 31, 2001, sales, operating income (before consolidation costs of $3.1 million), cash flow from operations and EBITDA were $ 1,063.4 million, $71.8 million, $122.3 million, and $175.5 million, respectively. The results for the year ended December 31, 2001 have been derived by combining the results of operations for the two months ended February 28, 2001 of the Performance Materials Segment of Goodrich, prior to the acquisition, with the results of operations of Noveon, Inc. for the ten months ended December 31, 2001.

We commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Acquisition"), an operating segment of Goodrich. The Acquisition was financed through borrowings under our credit facilities, proceeds from our 11% senior subordinated note offering, and an equity contribution from Noveon Holdings, Inc. ("Holdings"). We are a wholly-owned subsidiary of Holdings.

Holdings was organized for the purpose of owning all of our common stock and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA, DLJ Merchant Banking and DB Capital. Holdings has no independent operations or investments other than its investment in us. Holdings has made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that Holdings issued to a subsidiary of Goodrich in connection with the Acquisition. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of Holdings and increases to a rate of 15% after five years. However, if the interest is paid in cash after five years, the interest rate remains at 13%. Holdings may be dependent on our cash flows to repay the seller note upon maturity in 2011.

Our consolidated balance sheet as of December 31, 2001 reflects the Acquisition under the purchase method of accounting. The purchase price before fees and expenses, totaling $20.4 million, was $1,372.0 million and consisted of cash of $1,167.1 million, assumption of debt and liabilities of $32.9 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of Holdings issued to Goodrich.

Under the terms of the Agreement for Sale and Purchase of Assets between Goodrich and Noveon, Inc. (the "Agreement"), the final working capital adjustment will be determined subsequent to December 31, 2001, which may require a change to the purchase price. Goodrich has computed a $25.0 million working capital adjustment that is equal to the upward adjustment limit. Under the terms of the Agreement, we are disputing Goodrich's working capital adjustment. The parties have not been able to settle their differences, and the disputed matters will be forwarded to an independent third party for resolution. The decision by that third party will be final and binding on all parties. Amounts finally determined to be due to Goodrich, if any, as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received by us as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The final adjustment to purchase price for working capital will be reflected in our financial statements upon the resolution of the working capital dispute. We expect the working capital dispute to be resolved in 2002.

The Acquisition was financed through term loan borrowings under our credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 million equity contribution from Holdings. The proceeds from the credit facilities included $125.0 million on a six-year Term Loan A facility and $510.0 million on a seven and one-half year Term Loan B facility. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0 million.

The assets acquired and liabilities assumed of the Predecessor Company have been recorded at estimated fair values. Appraisals of long-lived assets and identifiable intangible assets were completed in the fourth quarter of 2001. In addition, the valuations of our projected pension and other postretirement benefit obligations are reflected in the allocation of purchase price. The deferred income taxes provided in the purchase price allocation are attributed to the tax effects of differences between the assigned values and the tax basis of assets acquired (except for certain goodwill which is non-deductible for tax purposes) and liabilities assumed. As of December 31, 2001, goodwill and identifiable intangible assets arising principally from the Acquisition, represented 20.9% and 11.6%, respectively, of total assets and they represented 69.9% and 38.7%, respectively, of total stockholder's equity.

Restructuring

As of the Acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of our personnel. Management has completed this assessment and finalized the components of the plan, including exiting certain non-core product lines and investments and undertaking efficiency and productivity initiatives at selected locations. The assets have been adjusted to the estimated fair values through purchase accounting. The plan included the reduction of approximately 480 employees. Included in the purchase price allocation is a $12.9 million accrual for termination benefits and exit costs related to the plan. Approximately 68% of the affected employees have left their positions as of December 31, 2001. At December 31, 2001, approximately $6.7 million remains accrued with substantially all of the remaining costs anticipated to be paid in 2002 and 2003.

As a result of these restructuring efforts, we estimate annualized savings of approximately $17.0 million attributable to reduced employee expenses that were partially recognized beginning in the third quarter of 2001.

Factors Affecting Our Business

Some factors that affect our results are described below:

Economic and Industry Conditions. Economic growth rates varied by geographic regions in which we operate from 1998 to 2001 and may do so in the future. Our results in the past have been negatively impacted by reduced demand in the automotive, paper and packaging, textile, construction and electronics industries during cyclical periods. We have experienced pricing pressure in parts of the Performance Coatings Segment and Polymer Solutions Segment as a result of consolidation among some of our competitors and customers and as some of the industries we serve mature. Our results in the past have been negatively affected by increases in feedstock and energy costs. Raw material cost increases that have affected our results include toluene, natural gas, ethyl and butyl acrylate, chlorine, methyl diphenyl diisocyanate (MDI), polytetramethylene ether glycol (PTMEG), aniline, acetone, PVC and styrene. For the ten months ended December 31, 2001, raw material costs represented 41.9% of sales.

Effects of Currency Fluctuations. Our worldwide results of operations are subject to both currency transaction and translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the entity. We incur currency translation risk because we measure and record our financial condition and results of operations in local currencies before translating these results into U.S. dollars and including them in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For the year ended December 31, 2001, we generated approximately 27% of our sales in foreign currency, and we incurred approximately 24% of our total costs in foreign currency. The net depreciation of the Euro and/or constituent currencies against the U.S. dollar and other world currencies since 1998 has had a negative impact on our sales and operating income as reported in U.S. dollars in our historical consolidated financial statements. Additionally, due to the relative values of the Euro and the U.S. dollar, we are disadvantaged with respect to our competitors that manufacture products with effectively lower costs in Europe. Under our credit facilities we borrowed a portion of Term Loan A and Term Loan B in Euros, and under our revolving credit facility we have the ability to borrow in multiple currencies, which may reduce risks relating to currency fluctuations.

Stand-Alone Company. Some of the historical consolidated financial information included in this Annual Report on Form 10-K is derived from the historical consolidated financial statements of the Performance Materials Segment of Goodrich. The preparation of this information is based on various assumptions and estimates including allocations of costs from Goodrich. This information may not necessarily reflect what the results of operations, financial position and cash flow would have been if the Performance Materials Segment of Goodrich had been a separate, stand-alone entity during the periods presented or what the results of operations, financial position and cash flows will be in the future. During the periods prior to February 28, 2001, we received general and administrative services from Goodrich. Management estimates that the aggregate costs allocated to us for these services are less than the costs that we would have incurred had we operated as a stand-alone entity.

Leverage Position of the Company. Our indebtedness could restrict our operations, make us more vulnerable to adverse economic conditions and make it more difficult for us to make payments on the notes and our other indebtedness. We now have and will continue to have a significant amount of indebtedness. As of December 31, 2001, our total debt was $900.7 million. In addition, under our credit facilities, we have an available borrowing capacity of an additional $120.9 million at December 31, 2001.

Our current and future indebtedness could significantly impact the business. For example, it could: impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate or other purposes; limit our ability to use operating cash in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on indebtedness; put us at a competitive disadvantage to competitors that have less debt; hinder our ability to adjust rapidly to changing industry conditions; increase our vulnerability in the event of diverse business developments or a general economic downturn; make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness; increase our vulnerability to interest rate increases to the extent our variable-rate debt is not effectively hedged; and limit our ability to make investments or take other actions or borrow additional funds.

Our ability to repay or refinance our indebtedness will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs or raw material or product prices, the response of competitors, regulatory developments and delays in implementing strategic projects.

Acquisitions and Divestitures

The acquisitions by us and the Predecessor Company as discussed in the following paragraphs were recorded using the purchase method of accounting. The results of operations of the acquired companies have been included in our results since their respective dates of acquisition.

During 2001, we acquired certain intellectual property and tangible assets as an addition to our TempRite(R) product family within the Polymer Solutions Segment for $3.6 million.

During 2000, the Predecessor Company acquired the intellectual property related to two businesses in our Consumer Specialties Segment. Total consideration aggregated $11.6 million, of which $10.2 million represented goodwill and other intangible assets.

At the end of March 2000, the Predecessor Company contributed $17.9 million of net assets related to the Telene(R) product line for a 50% interest in a joint venture consisting of Telene(R) and various assets, primarily patents and licenses from Advanced Polymer Technologies, Inc. Also, as part of the purchase agreement with Goodrich, the textile dyes business was not part of the Acquisition. For 2000, the textile dyes business had sales and an operating loss of $15.7 million and $3.0 million, respectively.

During 1999, the Predecessor Company acquired a textile coatings business for $19.6 million, of which $14.4 million represented goodwill.


Results of Operations

The following table presents the major components of the statement of operations on a historical basis. Our business consists of three reportable business segments: Consumer Specialties Segment, Polymer Solutions Segment and Performance Coatings Segment. We show segment sales as a percentage of total sales. We show segment gross profit and operating income as a percentage of segment sales.


                               Performance Materials Segment of BFGoodrich                Noveon, Inc.
                       --------------------------------------------------------------------------------
                                                                       Two Months          Ten Months
                                                                         Ended               Ended
                                     Fiscal Year Ended December 31    February 28         December  31
                       -----------------------------------------  -------------------------------------
                           1999           %        2000     %             2001      %     2001       %
                           ----           -        ----     -             ----      -     ----       -
                                              (dollars in millions)
 Sales                                                          (unaudited)
 Consumer Specialties   $  287.3       23.6%    $ 283.3        24.3%    $ 45.2    24.2%  $238.8    27.2%
 Polymer Solutions         438.5       36.0%      426.7        36.5%      73.1    39.1%   324.4    37.0%
 Performance Coatings      491.9       40.4%      457.7        39.2%      68.7    36.7%   313.2    35.8%
                       ---------------------------------------------------------------------------------
Total Sales             $1,217.7      100.0%   $1,167.7       100.0%    $187.0   100.0%  $876.4   100.0%
                       =================================================================================
Gross Profit
 Consumer Specialties   $   88.5       30.8%    $  84.8        29.9%    $ 10.5    23.2%  $ 64.5    27.0%
 Polymer Solutions         161.5       36.8%      149.4        35.0%      25.6    35.0%   106.5    32.8%
 Performance Coatings      135.5       27.5%      114.0        24.9%      13.6    19.8%    77.3    24.7%
                      -----------            ----------                --------         --------
  Total Gross Profit    $  385.5       31.7%    $ 348.2        29.8%    $ 49.7   $26.6%  $248.3    28.3%
                      ===========            ==========                ========         ========

Operating Income
 Consumer Specialties   $   39.6       13.8%    $  40.2        14.2%       2.1     4.6%  $ 29.0    12.1%
 Polymer Solutions         105.4       24.0%       98.3        23.0%      16.9    23.1%    59.1    18.2%
 Performance Coatings       70.5       14.3%       52.5        11.5%       3.2     4.7%    29.5     9.4%
 Corporate Costs           (72.8)      (6.0%)     (68.3)       (5.8%)    (11.7)   (6.3%)  (56.3)   (6.4%)
                      -----------            ----------                --------         --------
                           142.7       11.7%      122.7        10.5%      10.5     5.6%    61.3     7.0%
Consolidation Costs        (37.3)      (3.0%)     (40.5)       (3.5%)        -             (3.1)   (0.4%)
                      -----------            ----------                --------         --------
Total Operating Income  $  105.4        8.7%    $  82.2         7.0%    $ 10.5     5.6%  $ 58.2     6.6%
                      ===========            ==========                ========         ========

2001 Compared With 2000

The comparison of the year ended December 31, 2001 to the year ended December 31, 2000 has been completed by combining the results of operations for the two months ended February 28, 2001 of the Predecessor Company, prior to the Acquisition, with the results of operations of Noveon, Inc. for the ten months ended December 31, 2001. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in our organizational structure, recorded asset values, cost structure and capitalization resulting from the Acquisition.

Total Company Analysis

Sales. Sales decreased $104.3 million, or 8.9%, from $1,167.7 million in 2000 to $1,063.4 million in 2001. The decrease was primarily the result of volume declines related to products sold to the paper and packaging, graphic arts, textiles and automotive related industries, the disposition of the textile dyes product line prior to the Acquisition, and our decision to discontinue our flush pigments and colorformers product lines in Cincinnati in June 2001. Pricing pressure, unfavorable foreign currency exchange rates, and the exclusion of Telene(R) sales, as these sales are included in a joint venture formed on March 31, 2000 which is being accounted for under the equity method, also negatively impacted sales. These decreases were partially offset by increased volumes in the our products sold by the Consumer Specialties Segment.

Cost of Sales. Cost of sales as a percentage of sales increased from 70.2% in 2000 to 72.0% in 2001. The increase in cost of sales as a percentage of sales in 2001 was attributable to increases in raw material and utility costs, reduced utilization of facilities due to lower production volume, the incremental depreciation expense of approximately $3.8 million associated with the write-up of property, plant and equipment in purchase accounting and the incremental cost of sales in 2001 associated with the non-cash write-up of inventory in purchase accounting resulting in approximately $3.0 million of expense. These unfavorable impacts were partially offset by lower manufacturing costs.

Gross Profit. Gross profit decreased $50.2 million, or 14.4%, from $348.2 million in 2000 to $298.0 million in 2001. The decrease is primarily associated with the sales volume reductions, the increase in raw material and utility costs, pricing pressure, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, and the incremental depreciation and non-cash expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by lower manufacturing costs.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.4 million, or 2.7%, from $201.1 million in 2000 to $195.7 million in 2001. Selling and administrative costs as a percent of sales increased from 17.2% in 2000 to 18.4% in 2001. The increase in selling and administrative costs as a percent of sales in 2001 was a result of lower sales volumes, investor management fees of $3.3 million, incremental depreciation expense associated with the write-up of property, plant, and equipment, and incremental administrative costs reflective of a stand-alone company, offset by the reduction in costs attributable to our restructuring efforts and the reduced retiree medical costs resulting from the terms of the Acquisition.

Amortization Expense. Amortization expense increased $6.1 million, or 25.0%, from $24.4 million in 2000 to $30.5 million in 2001. The increase is primarily associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired allocated to identifiable intangible assets and goodwill.

Consolidation Costs. Consolidation costs decreased from $40.5 million in 2000 to $3.1 million in 2001. The Predecessor Company recorded net consolidation costs of $40.5 million consisting of $4.2 million in personnel-related costs (offset by a $0.7 million credit representing a revision of prior estimates) and $37.0 million in asset write-down and facility closure costs. Personnel-related costs include $3.7 million of severance related to the textile restructuring associated with Goodrich's divestiture of the Predecessor Company and $0.5 million for other workforce reductions.

The 2001 costs of $3.1 million include $1.9 million of restructuring expenses associated with the Predecessor Company's textile restructuring and $1.2 million associated with our restructuring and consolidation plan.

Operating Income. Operating income decreased by $13.5 million, or 16.4%, from $82.2 million in 2000 to $68.7 million in 2001. The decrease in operating income was primarily attributable to sales volume declines, higher raw material and energy costs, pricing pressure, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, and the incremental depreciation and non-cash expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry, lower manufacturing costs, selling and administrative cost controls, and reduced consolidation costs in 2001.

Interest Income (Expense)-Net. Interest income, net was $4.4 million in 2000 and interest expense, net was $72.9 million in 2001. The increase in expense was primarily attributable to the change in the debt structure associated with the Acquisition.

Other Income (Expense)-Net. Other expense was $0.4 million in 2000 and $2.2 million in 2001. The increase in expense was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

Income Tax Expense. The income tax expense for 2001 is primarily associated with our international operations. Management has determined, based on our new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that our future taxable income will be sufficient enough to recognize certain of these deferred tax assets. As a result, a valuation allowance at December 31, 2001 has been established. Accordingly, the negative effective tax rate is principally due to the establishment of this valuation allowance against certain deferred tax assets. The effective tax rate was 41.6% in 2000.

Net Income (Loss). Net income decreased by $65.3 million from net income of $50.3 million in 2000 to a net loss of $15.0 million in 2001. The decrease in net income was primarily attributable to the incremental interest expense of $77.3 million associated with our new equity and debt structure, sales volume declines, higher raw material and energy costs, pricing pressure, unfavorable foreign currency exchange rates, reduced utilization of facilities due to lower production volume, and the incremental depreciation and amortization expense associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by increased sales volume of products serving the consumer products industry, lower manufacturing costs, selling and administrative cost controls, and reduced consolidation costs in 2001.

Because of our highly leveraged capital structure, EBITDA is an important performance measure used by us and our stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. We believe that EBITDA provides additional information for determining its ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income, cash flow from operations, liquidity or operating performance as determined under generally accepted accounting principles. Our EBITDA for the years ended December 31, 2001 and 2000 is calculated as follows (dollars in millions):


                                               2000              2001
                                        -------------------------------------

Operating income                            $    82.2         $    68.7
Depreciation and amortization                    86.7              97.4
Investor management fees                          -                 3.3
Consolidation (benefits) costs                   40.5               3.1
Non-cash cost of sales impact of
   inventory write-up from purchase
   accounting                                     -                 3.0
                                        -------------------------------------

EBITDA                                      $   209.4         $   175.5
                                        =====================================

Segment Analysis

Consumer Specialties Segment. Sales increased $0.7 million, or 0.2%, from $283.3 million in 2000 to $284.0 million in 2001. The increase was driven by volume growth for the segment's products sold to the food and beverage and other consumer products industries. These increases were partially offset by pricing pressure, the volume declines related to our decision to discontinue our flush pigments and colorformers product lines in Cincinnati in June 2001, and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $9.8 million, or 11.6%, from $84.8 million in 2000 to $75.0 million in 2001. As a percentage of sales, gross profit decreased from 29.9% in 2000 to 26.4% in 2001. The decrease is primarily associated with pricing pressure, lower margins associated with the discontinuance of the flush pigments and colorformers product lines, the incremental expenses associated with the write-up of assets in purchase accounting, higher raw material and utility costs, and the unfavorable exchange impact of the weakened Euro.

Operating income decreased $9.1 million, or 22.6%, from $40.2 million in 2000 to $31.1 million in 2001. The decrease was primarily due to pricing pressure, the lower margins associated with the discontinuance of the flush pigments and colorformers product lines, the incremental expenses associated with the write-up of assets in purchase accounting, higher raw material and utility costs, and the unfavorable exchange impact of the weakened Euro. These effects were partially offset by increased sales volumes in food and beverage and reduced selling and administrative expenses in the segment.

Polymer Solutions Segment. Sales decreased by $29.2 million, or 6.8%, from $426.7 million in 2000 to $397.5 million in 2001. The decrease is primarily attributable to North America volume reductions in the polymer additives, Estane(R) and TempRite(R) product lines, the exclusion of the Telene(R) business that was contributed to a joint venture on March 31, 2000, and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $17.3 million, or 11.6%, from $149.4 million in 2000 to $132.1 million in 2001. As a percentage of sales, gross profit decreased from 35.0% in 2000 to 33.2% in 2001. The decrease was primarily attributable to North America volume reductions in the polymer additives, Estane(R) and TempRite(R) product lines, reduced utilization of facilities due to lower production volume, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting. These effects were partially offset by lower manufacturing costs.

Operating income for the segment decreased $22.3 million, or 22.7%, from $98.3 million in 2000 to $76.0 million in 2001. The decrease was primarily attributable to North America volume reductions for the polymer additives, Estane(R) and TempRite(R) product lines, reduced utilization of facilities due to lower production volume, the unfavorable exchange impact of the weakened Euro, and the incremental expenses associated with the write-up of assets in purchase accounting. These effects were partially offset by lower manufacturing costs.

Performance Coatings Segment. Sales decreased $75.8 million, or 16.6%, from $457.7 million in 2000 to $381.9 million in 2001. The decrease is primarily attributable to the lower demand for products sold in the paper and packaging and textile industries, the disposition of the textile dyes product line prior to the Acquisition and to a lesser extent, the unfavorable exchange impact of the Euro.

Gross profit decreased $23.1 million, or 20.3%, from $114.0 million in 2000 to $90.9 million in 2001. As a percentage of sales, gross profit decreased from 24.9% in 2000 to 23.8% in 2001. The decrease is primarily associated with the sales volume reductions due to lower demand for products sold in the paper and packaging and textile industries, reduced utilization of facilities due to lower production volume, the increase in raw material and energy costs, and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by lower manufacturing costs.

Operating income for the segment decreased $19.8 million, or 37.7%, from $52.5 million in 2000 to $32.7 million in 2001. The decrease is primarily associated with the sales volume reductions due to the lower demand for products sold in the paper and packaging and textile industries, reduced utilization of facilities due to lower production volume, the increase in raw materials and energy costs, and the incremental expenses associated with the write-up of assets in purchase accounting. These unfavorable impacts were partially offset by lower manufacturing costs and selling and administrative cost controls.

Corporate. Corporate costs decreased $0.3 million from $68.3 million in 2000 to $68.0 million in 2001. This decrease was primarily the result of our restructuring efforts and the reduced retiree medical costs resulting from the Acquisition, that were partially offset by investor management fees of $3.3 million and the incremental administrative costs reflective of a stand-alone company.

2000 Compared With 1999

Total Company Analysis

Sales. Sales decreased $50.0 million, or 4.1%, from $1,217.7 million in 1999 to $1,167.7 million in 2000. The decrease was primarily the result of unfavorable foreign currency exchange rates, volume declines related to products sold to the textiles industry, exclusion of Telene(R) sales and reduced selling prices primarily in food and beverage, intermediates and rubber additives product lines. These decreases were partially offset by strong volumes in our Consumer Specialties Segment's Carbopol(R) product line and most of the Polymer Solutions Segment's product lines, favorable sales mix, and incremental sales from acquisitions made earlier in the year.

Cost of Sales. Cost of sales as a percentage of sales increased from 68.3% in 1999 to 70.2% in 2000. The increase in cost of sales as a percentage of sales in 2000 as compared to 1999 was attributable to increases in raw material and energy costs across all segments as well as the reduction in prices noted above. These unfavorable impacts were partially offset by manufacturing productivity, overhead cost controls and volume increases in the Carbopol(R) product line and the Polymer Solutions Segment's TPU, reactive liquid polymers (RLP) and antioxidant product lines.

Gross Profit. Gross profit decreased $37.3 million, or 9.7%, from $385.5 million in 1999 to $348.2 million in 2000. The decrease was primarily associated with the increase in raw material costs and the above-mentioned decline in sales offset partially by favorable volume, mix, manufacturing productivity and overhead cost controls.

Selling and Administrative Expenses. Selling and administrative expenses decreased $17.1 million, or 7.8%, from $218.2 million in 1999 to $201.1 million in 2000. Selling and administrative expenses as a percentage of sales decreased from 17.9% in 1999 to 17.2% in 2000. The decrease in selling and administrative expenses as a percent of sales in 2000 was a result of efficiencies realized in the 1999 consolidation and the continued integration of acquisitions partially offset by the above-mentioned lower 2000 sales.

Amortization Expense. Amortization expense of $24.6 million in 1999 approximated the expense of $24.4 million in 2000.

Consolidation Costs. The Predecessor Company reported $40.5 million of consolidation costs in 2000, including $4.2 million in personnel-related costs (offset by a $0.7 million credit representing a revision of prior estimates) and $37.0 million in asset write-down and facility closure costs. Personnel-related costs include $3.7 million of severance related to the textile restructuring and $0.5 million for other workforce reductions. Asset write-down and facility closure costs of $37.0 million are for restructuring activities related to the closure or sale of facilities serving the textile market.

Operating Income. Operating income decreased by $23.2 million, or 22.0%, from $105.4 million in 1999 to $82.2 million in 2000. Operating income in 2000 and 1999 included consolidation costs of $40.5 million and $37.3 million, respectively. Excluding consolidation costs, operating income decreased by $20.0 million, or 14.0%, from $142.7 million in 1999 to $122.7 million in 2000. The decrease in operating income was primarily attributable to higher raw material costs, textile volume declines, reduced selling prices and a weaker Euro. These decreases were partially offset by volume increases in the Carbopol(R), TPU, RLP and antioxidant product lines, reductions in manufacturing and overhead costs and a favorable sales mix.

Other Income (Expense)-Net. Other income (expense)-net was $0.4 and $1.5 million of expense in 2000 and 1999, respectively. The decrease in expense was primarily due to the dissolution of the Telenor joint venture in 1999.

Income Tax Expense. The Predecessor Company's effective tax rate was 41.6% and 40.5% in 2000 and 1999, respectively. The effective tax rate was higher in 2000 than in 1999 primarily a result of other non-deductible items incurred in 2000.

Net Income. Net income decreased by $11.8 million from net income of $62.1 million in 1999 to $50.3 million in 2000. The decrease in net income was primarily attributable to higher raw material costs, textile volume declines, reduced selling prices and a weaker Euro. These decreases were partially offset by volume increases in the Carbopol(R), TPU, RLP and antioxidant product lines, reductions in manufacturing and overhead costs and a favorable sales mix.

Segment Analysis

Consumer Specialties Segment. Sales decreased $4.0 million, or 1.4%, from $287.3 million in 1999 to $283.3 million in 2000. The decrease was driven by lower pricing in the food and beverage product line, lower sales of intermediates for non-food applications and the unfavorable exchange impact of the weakened Euro, partially offset by acquisitions and strong sales for the segment's personal care Carbopol(R) product line in all regions of the world.

Gross profit decreased $3.7 million, or 4.2%, from $88.5 million in 1999 to $84.8 million in 2000. The decrease was the result of increased raw material and energy costs (particularly toluene and natural gas) and the weak Euro, partially offset by increased volume, acquisitions and manufacturing productivity improvements.

Operating income increased $0.6 million, or 1.5% from $39.6 million in 1999 to $40.2 million in 2000. The increase was primarily the result of the strength in personal care sales noted above, incremental acquisition income, and ongoing productivity initiatives to reduce overhead costs, partially offset by a one-time favorable settlement from a patent infringement lawsuit recorded in 1999, the weak Euro, and higher raw material (primarily toluene, driven by higher oil prices) and energy costs.

Polymer Solutions Segment. Sales decreased by $11.8 million, or 2.7% from $438.5 million in 1999 to $426.7 million in 2000. The decrease was primarily attributable to the unfavorable exchange impact of the weakened Euro, reduced prices in the segment's polymer additives products, and the exclusion of the Telene(R) business that was contributed to a joint venture at the end of March 2000. These decreases were partially offset by increased volume and favorable mix in the TPU, RLP and antioxidant product lines.

Gross profit decreased $12.1 million, or 7.5%, from $161.5 million in 1999 to $149.4 million in 2000. The decrease was primarily attributable to higher raw material costs and reduced prices in the group's polymer additives products, partially offset by increased volume and improvements in manufacturing productivity.

Operating income for the segment decreased $7.1 million, or 6.7%, from $105.4 million in 1999 to $98.3 million in 2000. The decrease was primarily the result of sharply higher raw material costs, the impact of the above-mentioned sales price decreases and unfavorable foreign exchange. These decreases were partially offset by volume gains in most product lines, plus reductions in manufacturing and overhead costs.

Performance Coatings Segment. Sales decreased $34.2 million, or 7.0% from $491.9 million in 1999 to $457.7 million in 2000. The decrease was primarily attributable to a decline in demand in the textile industry and the unfavorable exchange impact of the weakened Euro. This decrease was partially offset by favorable sales mix, volume increases in certain coatings product lines, and incremental sales from acquisitions.

Gross profit decreased $21.5 million, or 15.9%, from $135.5 million in 1999 to $114.0 million in 2000. The decrease was attributable to the decline in demand for textile products and unfavorable raw material costs partially offset by improvements in manufacturing productivity, a favorable sales mix and increased volume in some coatings product lines.

Operating income for the segment decreased $18.0 million, or 25.5%, from $70.5 million in 1999 to $52.5 million in 2000. The decrease was primarily due to the volume declines noted above and higher raw material costs. These decreases were partially offset by volume strength in some coatings product lines, productivity initiatives, overhead cost reductions and plant consolidations, and a favorable sales mix.

Corporate. Corporate costs decreased $4.5 million from $72.8 million in 1999 to $68.3 million in 2000. This decrease was primarily the result of the efficiencies realized in the 1999 consolidation and the continued integration of acquisitions.

Liquidity and Capital Resources

Debt and Commitments

In connection with the Acquisition, we entered into new credit facilities and issued senior subordinated notes.

The credit facilities include (1) a six-year Term Loan A facility in the amount of $125.0 million, (2) a seven and one-half year Term Loan B facility in the amount of $510.0 million and (3) a six-year revolving credit facility in the amount of $125.0 million. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, drawings under which will reduce the amount available under the domestic revolving facility. Borrowings under the Term Loans were used to finance the Acquisition. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year. The first payment was made on September 15, 2001.

Principal and interest payments under the credit facilities and the notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the notes is payable semiannually and interest and principal on the new credit facilities are payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default. The notes contain a covenant related to interest coverage and provide for events of default.

Our credit facilities contain a specific covenant requirement for minimum EBITDA levels. The definition of EBITDA in the credit facilities approximates our financial statement definition, as noted in Item 6. We have satisfied the minimum EBITDA covenant for the year ended December 31, 2001. For the twelve month period ended June 30, 2002 the credit agreement requires a minimum EBITDA level of $185.0 million. We expect to attain the minimum EBITDA level at June 30, 2002. However, it is possible, given the volatility in the current economic environment, that the minimum EBITDA covenant may not be met for the twelve month period ended June 30, 2002.

At December 31, 2001, we had a cash balance of $120.0 million and no outstanding borrowings under our revolving credit facility. At December 31, 2001 we had $120.9 million available under our revolving credit facility of $125.0 million, net of $4.1 million of outstanding letters of credit.

Management believes that our cash on hand, anticipated funds from operations, and the amounts available to us under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements, working capital adjustments which may occur as a result of the Goodrich dispute discussed earlier and tax obligations. However, our ability to fund working capital, capital expenditures, debt service requirements and tax obligations will be dependent upon our future financial performance and ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors.

The table below summarizes our contractual obligations (in millions):


                                                           Payments Due by Period
                                     -------------------------------------------------------------------
                                                  Less Than         1-3            4-5       After 5
                                       Total        1 Year         Years          Years      Years
                                     ---------- --------------- ------------- -------------- -----------
Term Loan A                              $117.9      $17.8           $40.1        $52.9        $  7.1
Term Loan B                               506.5        5.4            10.8         10.8         479.5
11% Senior Subordinated Notes             275.0        -               -            -           275.0
Short-term bank debt                        1.3        1.3             -            -             -
Operating leases                           10.3        4.3             4.9          0.9           0.2
                                     ---------- --------------- ------------- -------------- -----------

Total contractual cash obligations       $911.0      $28.8           $55.8        $64.6        $761.8
                                     ========== =============== ============= ============== ===========

In conjunction with the Acquisition, Holdings made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that Holdings issued to a subsidiary of Goodrich in connection with the Acquisition. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of Holdings and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. Holdings will be dependent on our cash flows to repay the seller note upon maturity in 2011.

Cash Flows

Cash flows from operating activities decreased $58.6 million from $180.9 million in 2000 to $122.3 million in 2001. The decrease was primarily related to a reduction in earnings levels, partially offset by decreases in working capital. Cash flows used by operating activities of the Predecessor Company for the two months ended February 28, 2001 were $31.6 million and cash flows provided by operating activities of Noveon, Inc. for the ten months ended December 31, 2001 were $153.9 million. Cash flows from operating activities increased $24.8 million from $156.1 million in 1999 to $180.9 million in 2000. The increase was primarily due to consolidation activities.

In addition to the $58.2 million of operating income we achieved for the ten months ended December 31, 2001, we generated operating cash flows through the non-cash effects of depreciation and amortization and improvements in working capital, consisting primarily of improvements in accounts receivable and inventories.

Investing activities included the Acquisition, the acquisition of assets by the Polymer Solutions Segment, and purchases of property, plant and equipment in 2001, totaling $1,226.3 million. Investing activities used $75.3 million of cash in 2000 for the purchases of property, plant and equipment and acquisitions related to two businesses in our Consumer Specialties Segment. We used $97.3 million of cash in 1999 related to investing activities, primarily in the acquisition of various businesses and purchases of property.

Financing activities provided $1,221.9 million of cash in 2001, primarily related to the funding of the Acquisition. This compares to the $100.2 million used in financing activities for 2000 which were primarily transfers to Goodrich. Financing activities used $54.4 million in cash in 1999. Excess operating cash flows in 1999 were used to reduce short-term debt and transfer funds to Goodrich.

Capital Expenditures

Management believes that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Accordingly, we expect our capital expenditures to run at or below levels approximating depreciation. Our capital expenditures for 2001 were $36.1 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow.

Our primary sources of liquidity are cash flows from operations and borrowings under our new credit facilities. Based on current and anticipated financial performance, we expect that cash from operations and borrowings under these credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments. However, our capital requirements will be dependent upon our future financial performance and ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

Contingencies

We have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

General

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and product liability claims should not have a material effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental

We are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although we believe past operations were in substantial compliance with the then-applicable regulations, the Company or the Predecessor Company has been designated as a potentially responsible party ("PRP") by the U.S. Environmental
Protection Agency ("EPA"), or similar state agencies, in connection with several sites.

We initiate corrective and/or preventive environmental projects of our own to ensure safe and lawful activities at our current operations. We also conduct a compliance and management systems audit program. We believe that compliance with current laws and regulations will not have a material adverse effect on our capital expenditures, results of operations or competitive position.

Our environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which we have been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

Goodrich has indemnified us for various environmental liabilities estimated at $12.5 million. Our December 31, 2001 balance sheet includes liabilities of $23.7 million to cover future environmental expenditures. Accordingly, the current portion of the environmental obligation of $3.0 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich.

We believe that our reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not have a material adverse effect on our results of operations, financial position or cash flows in a given period.

Conversion to the Euro

We successfully addressed the many areas involved with the introduction of the Euro on January 1, 2002, including information technology, business and finance systems, as well as the impact on the pricing and distribution of our products. The effect of the introduction of the Euro, as well as any related costs of conversion, did not have a material impact on our results of operations, financial condition or cash flows.

New Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on our results of operations or financial position.

Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of 2002 reporting, as required. For the ten months ended December 31, 2001, we incurred goodwill amortization expense of $15.3 million. Application of the non-amortization provisions of the statement is expected to result in an increase in income from continuing operations before income taxes. During 2002, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. We have not yet determined what the effect of these tests will be on our financial position and results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We are required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (i.e. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." We adopted this Statement effective January 1, 2002. The effect of adoption is not material to our consolidated financial condition or results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue and Income Recognition

Revenue from the sale of products is recognized at the point of passage of title, which is generally at the time of shipment.

Inventories

Inventories are stated at the lower of cost or market. Most domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

Derivative and Hedging Activities

We have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. These agreements require us to pay a fixed rate of interest while receiving a variable rate. At December 31, 2001, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $5.7 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

We enter into currency forward exchange contracts, totaling $10.5 million at December 31, 2001, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts at December 31, 2001 was not material to our results of operations, financial position, or cash flows.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the ten months ended December 31, 2001, we recognized $2.1 million of net gains included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

Deferred Income Taxes

The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management provides valuation allowances against the deferred tax assets for amounts for which it is uncertain that future taxable income will be sufficient enough to recognize certain of these deferred tax assets.

Forward-Looking Information

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," "project," "may," "will," "believes," "plans," "estimates," and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by us, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. See Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A.  Quantitative and Qualitative Disclosures of Market Risk

Market Risk

We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward contracts. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

Foreign Currency Risk

We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at December 31, 2001 was not material to our results of operations, financial position, or cash flows.

We sell to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposure is the Euro.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss.

Interest Rate Risk

In order to hedge a portion of our interest rate risk, we are a party to interest rate swap agreements, with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. Our interest rate swap agreements at December 31, 2001 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The amount of the changes in fair value of the interest rate swap agreements was $5.7 million for 2001.

At December 31, 2001, we carried $900.7 million of outstanding debt on our balance sheet, with $445.7 million of that total, net of $180.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the ten months ended December 31, 2001, interest expense would increase or decrease by $2.8 million. In addition, if interest rates hypothetically increased or decreased by 10% on December 31, 2001, with all other variables held constant, the fair market value of our $275.0 million aggregate principal amount, 11% senior subordinated notes would decrease or increase by approximately $17.5 million.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements required by this item are included as a separate section of this report and begin on page F-2. See Index to Consolidated Financial Statements on page F-1.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                  PART III


ITEM 10.  Directors and Executive Officers

The following table sets forth information with respect to each member of our Board of Directors and each of our executive officers.


       Name                             Age               Position

H. William Lichtenberger                 66        Chairman of the Board and Director
Steven J. Demetriou                      43        Director, Chief Executive Officer and President
T. J. Dermot Dunphy                      69        Director
John L. Garcia                           45        Director
Brian R. Hoesterey                       34        Director
William J. Lovejoy                       34        Director
Vincent A. Sarni                         73        Director
Susan C. Schnabel                        40        Director
Christopher R. Clegg                     44        Senior Vice President, General Counsel and Secretary
Sarah R. Coffin                          49        Senior Vice President and General Manager, Performance
                                                   Coatings Global Business Unit
Michael D. Friday                        50        Senior Vice President and Chief Financial Officer
William B. Sedlacek                      47        Senior Vice President and General Manager, Personal Care
                                                   and Pharmaceuticals Global Business Unit
Kumar Shah                               53        Senior Vice President, Corporate Development
Sean M. Stack                            35        Vice President and Treasurer


H. William Lichtenberger is our Chairman of the Board of Directors. In November 2000, Mr. Lichtenberger retired from Praxair, Inc., which was spun off from Union Carbide Corporation in 1992. He served as Chairman of the Board of Praxair from 1992 until his retirement in 2000 and as Chief Executive Officer of Praxair from 1992 until March 2000. Mr. Lichtenberger is currently a director of Arch Chemicals, Inc. and Ingersoll-Rand Company. Mr. Lichtenberger is a former President, Chief Operating Officer and director of Union Carbide. He holds a bachelor of arts and a bachelor of science in chemical engineering from the University of Iowa. Mr. Lichtenberger holds a master's degree in business administration from the State University of New York, Buffalo.

Steven J. Demetriou is our Chief Executive Officer and President and serves on our Board of Directors. Prior to joining us in March 2001, Mr. Demetriou served as an Executive Vice President of IMC Global Inc. and President of IMC Crop Nutrients. Mr. Demetriou joined IMC Global Inc. in June 1999 as a Senior Vice President and President of the IMC Phosphates business unit. From December 1997 to June 1999, Mr. Demetriou served as Vice President, Global Specialty Resins and President, Cytec Asia-Pacific of Cytec Industries, Inc., a manufacturer of specialty materials. From July 1996 to December 1997, Mr. Demetriou served as Vice President, Global Adhesives Polymers Business Unit, for Exxon Chemical Company, a manufacturer of olefins, aromatics and numerous polymer and chemical derivatives. Mr. Demetriou holds a bachelor of science in chemical engineering from Tufts University.

T.J. Dermot Dunphy serves on our Board of Directors. Mr. Dunphy is currently the Chairman of Kildare Enterprises, LLC, a private equity management and investment firm. Prior to joining Kildare, Mr. Dunphy worked for Sealed Air Corporation, a manufacturer and marketer of proprietary protective products and systems. In 1971, Mr. Dunphy was elected President and Chief Executive Officer of Sealed Air, and in 1996, he was elected Chairman and Chief Executive Officer of the corporation. From 1971 until he retired in 2000, Sealed Air grew from a corporation with annual sales of approximately $5 million to sales of approximately $3.0 billion in 2000. Mr. Dunphy was also President of Custom-Made Packaging, Inc. and worked for Westinghouse Electric Corporation as Manager of Services for the corporation's air-conditioning division. Mr. Dunphy is currently a director of Public Service Enterprise Group and FleetBoston Financial and was formerly a director of Formica Corporation, Rockaway Corporation and Loctite Corporation. Mr. Dunphy graduated from Oxford University and holds a master's degree in business administration from Harvard Business School.

John L. Garcia serves on our Board of Directors. Mr. Garcia is currently a Managing Director of AEA Investors Inc. and head of the firm's chemical practice. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston, where he served as Global Head of the Chemical Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsors Group. His previous experience was at ARCO Chemicals, in research, strategic planning and corporate development roles. Mr. Garcia is currently a director of Acetex Corporation and Sovereign Specialty Chemicals Inc. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

Brian R. Hoesterey serves on our Board of Directors. Mr. Hoesterey is currently a Director of AEA Investors Inc. Prior to joining AEA, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. He is currently an officer of Sovereign Specialty Chemicals Inc. Mr. Hoesterey holds a bachelor of business administration from Texas Christian University and a master's degree in business administration from Harvard Business School.

William J. Lovejoy serves on our Board of Directors. Mr. Lovejoy is a Managing Director of DB Capital Partners, Inc., the private equity arm of Deutsche Bank AG. Prior to joining DB Capital, he was a Principal of Lazard Capital Partners, the private equity investing affiliate of Lazard Freres & Co. LLC and before joining Lazard, Mr. Lovejoy was a Director of Castle Harlan, Inc., a private equity investment firm. Prior to entering the merchant banking industry, Mr. Lovejoy was a management consultant with The Boston Consulting Group, Inc. Mr. Lovejoy obtained his master's degree in business administration from Harvard Business School and a bachelor of science degree in engineering from the University of Michigan.

Vincent A. Sarni serves on our Board of Directors. Mr. Sarni retired from PPG Industries, Inc. in August 1993, concluding a 25-year career with the company. He served as Chairman of the Board and Chief Executive Officer of PPG from 1984 until his retirement in 1993. Mr. Sarni is currently a director of Mueller Group, Inc. He is a former director of Amtrol, Inc., Brockway, Inc., Hershey Foods Corp., Honeywell, Inc., LTV Corporation, Mellon Bank, and PNC Financial Corp. Mr. Sarni is also a former Chairman of the Pittsburgh Pirates. Mr. Sarni holds a bachelor of science from the University of Rhode Island. He completed graduate studies in marketing at New York University Graduate School of Business and the advanced management program of Harvard Business School.

Susan C. Schnabel serves on our Board of Directors. Ms. Schnabel is currently a Managing Director of Credit Suisse First Boston. In 1990, she joined Donaldson, Lufkin & Jenrette, Inc. and became a Managing Director in 1996. In 1997, Ms. Schnabel left DLJ to serve as Chief Financial Officer of PETsMART, a high-growth specialty retailer of pet products and supplies. She rejoined DLJ in her present capacity in 1998. Ms. Schnabel serves on the board of directors of DeCrane Aircraft Holdings, Inc., Environmental Systems Products, Inc., Shoppers Drug Mart, and Target Media Partners. Ms. Schnabel received a bachelor of science in chemical engineering from Cornell University and a master's degree in business administration from Harvard Business School.

Christopher R. Clegg is our Senior Vice President, General Counsel and Secretary. Mr. Clegg had served as Vice President-Legal for the Performance Materials Segment of Goodrich since 1999. Before assuming that position, Mr. Clegg served as Senior Counsel for Goodrich Aerospace. Prior to joining Goodrich, Mr. Clegg was a corporate lawyer in private practice with the law firms of Squire, Sanders & Dempsey in Cleveland, Ohio and Perkins Coie in Seattle, Washington. Mr. Clegg holds a bachelor's degree in political science from the University of California at Berkeley, a master's degree in International Studies from the Johns Hopkins University School of Advanced International Studies and a law degree from the Georgetown University Law Center.

Sarah R. Coffin is our Senior Vice President and General Manager, Performance Coatings Global Business Unit. Ms. Coffin had served as Group President of the Performance Coatings Group for the Performance Materials Segment of Goodrich since July 1999. Ms. Coffin joined Goodrich in 1998 with responsibility for the Polymer Solutions Group. Prior to joining Goodrich, Ms. Coffin was Vice President-Specialty Group for H.B. Fuller in St. Paul, Minnesota. Ms. Coffin spent 17 years with Borg Warner Chemicals and G.E. Plastics before joining H.B. Fuller. Ms. Coffin serves on the board of directors of SPX Corporation. Ms. Coffin earned a bachelor's degree in zoology from DePauw University and a master's degree in business administration in marketing from Indiana University.

Michael D. Friday is our Senior Vice President and Chief Financial Officer and has served as Vice President-Finance, Business Development and Information Technology of the Performance Materials Segment of Goodrich since March 1997. Prior to joining Goodrich, Mr. Friday spent three years at Rubbermaid Incorporated as Vice President of Finance for the Little Tikes Company, where he had responsibility for information technology, customer service and finance. Prior to joining Rubbermaid, Mr. Friday spent 20 years in the General Electric Company's financial organization. Mr. Friday holds a bachelor of science in business administration from the Rochester Institute of Technology.

William B. Sedlacek is our Senior Vice President and General Manager, Personal Care and Pharmaceuticals Global Business Unit. Mr. Sedlacek had served as Group President of the Consumer Specialties Group for the Performance Materials Segment of Goodrich since 1999. Mr. Sedlacek joined Goodrich in 1977 as a product engineer in that company's international business unit. In 1988, Mr. Sedlacek moved to Brussels, Belgium, as business manager for the hydrophilics business in Europe. In 1992, Mr. Sedlacek returned to the United States as General Manager of the Hycar Reactive Liquid Polymers business units. Mr. Sedlacek was named Vice President of the consumer specialties business unit in 1995 and promoted to Group President in 1999. Mr. Sedlacek earned a bachelor's degree in chemistry and zoology from Miami University and a master's degree in business administration from Miami University.

Kumar Shah is our Senior Vice President-Corporate Development. Prior to joining us in May, 2001, Mr. Shah served as Senior Vice President-Corporate Development of International Specialty Products Inc., a specialty chemicals firm, from 1999 to 2000. From 1994 to 1999, Mr. Shah served as Vice President-Corporate Development and Planning, Investor Relations of Cytec Industries, Inc., a manufacturer of specialty materials. Mr. Shah holds a bachelor's degree in chemical engineering from the Indian Institute of Technology, a master's degree in polymer science from the Polytechnic Institute of Brooklyn and a master's degree in business administration from New York University.

Sean M. Stack is our Vice President and Treasurer. Prior to joining us in March, 2001, Mr. Stack served as Vice President and Treasurer for Specialty Foods Corporation. Mr. Stack joined Specialty Foods as Assistant Treasurer in 1996. Prior to that he was a Vice President at ABN AMRO Bank in commercial and investment banking. Mr. Stack holds a bachelor's degree in business administration from the University of Notre Dame and a master's degree in management from Northwestern University J.L. Kellogg Graduate School of Management.


Board Committee Membership

Our board of directors has two standing committees: a compensation committee and an audit committee. The compensation committee is comprised of Messrs. Lichtenberger, Dunphy and Garcia. The audit committee is comprised of Messrs. Sarni, Hoesterey and Lovejoy and Ms. Schnabel.

ITEM 11.  Executive Compensation

The table below summarizes compensation information for our Chief Executive Officer and our four other most highly compensated executive officers during 2001. The table includes compensation paid by us for the period of March 1, 2001 (the date we began operations) through December 31, 2001. The compensation received by certain of these officers during the first two months of 2001 while they were employees of Goodrich is excluded from this table.


                                                         Summary Compensation Table
                                                          Annual Compensation (1)
                                            -----------------------------------------------------
                                                                                                   Securities
                                  Fiscal                                        Other Annual       Underlying     All Other
             Name                  Year       Salary($)        Bonus($)       Compensation ($)   Options(#)(2)    Compensation ($)
             ----                 ------      ---------        --------       ----------------   -------------    ----------------
Steven J. Demetriou                2001        $475,000        $500,000(3)         $ 157,115(4)      98,611       $ 214,400 (5)
Chief Executive Officer and
President

Michael D. Friday                  2001        $203,400        $71,250(6)          $  25,620(7)      30,000       $   3,476 (8)
Senior Vice President and
Chief Financial Officer

Sarah R. Coffin                    2001        $242,916        $59,055(6)          $  38,455(7)      10,000       $   6,330 (9)
Senior Vice President and
General Manager, Performance
Coatings Global Business Unit

William B. Sedlacek                2001        $198,920        $78,224(6)          $  51,732(7)      10,000       $   5,555 (10)
Senior Vice President and
General Manager, Personal
Care and Pharmaceuticals
Global Business Unit

Christopher R. Clegg               2001        $179,167        $62,700(6)          $  22,157(7)      10,000       $   52,118 (11)
Senior Vice President,
General Counsel and Secretary

     (1) We began operations on March 1, 2001. Salary amounts reflect compensation paid for fiscal year 2001. Messrs. Friday, Clegg and Sedlacek and Ms. Coffin were employed by us as of March 1, 2001. Mr. Demetriou began employment with us on March 15, 2001.

     (2) In connection with its approval of the Noveon Holdings, Inc. Amended and Restated Stock Option Plan ("Stock Option Plan"), the board of directors of Noveon Holdings, Inc. approved the grant of options as follows: Mr. Demetriou, 98,611; Mr. Friday, 30,000; Mr. Clegg, 10,000; Ms. Coffin, 10,000; and Mr. Sedlacek, 10,000.

     (3) Pursuant to his Employment Agreement, Mr. Demetriou received an annual bonus of $500,000 for the achievement of working capital targets and other personal management objectives.

     (4) Includes reimbursements of $73,000 for expenses relating to Mr. Demetriou's temporary housing and living expenses associated with relocation.

     (5) Includes a one-time signing bonus of $200,000 to compensate for amounts forfeited in connection with termination from prior employer and reflects premiums paid for excess liability and life insurance policies for Mr. Demetriou.

     (6) Messrs. Friday, Clegg and Sedlacek and Ms. Coffin received a bonus for fiscal year 2001 under our Management Incentive Plan.

     (7) Includes automobile allowance reimbursements of $18,000 for Ms. Coffin and Mr. Sedlacek, $16,950 for Mr. Clegg and $16,500 for Mr. Friday.

     (8) Reflects our matching contributions under our 401(k) plan for the 2001 plan year.

     (9)  Reflects premiums paid for a life insurance policy for Ms.
          Coffin.

     (10) Reflects premium paid in the amount of $4,903 for a life insurance policy for Mr. Sedlacek and our matching contributions in the amount of $652 under our 401(k) plan for the 2001 plan year.

     (11) Reflects a one-time special recognition payment of $50,000 and our matching contribution under our 401(k) plan for the 2001 plan year.

Stock Options

The table below sets forth the most recent information with respect to options to purchase shares of common stock of Noveon Holdings, Inc. to the executives listed in the Summary Compensation Table.


                                                 OPTION GRANTS IN FISCAL YEAR 2001

                                                       Individual Grants (1)

                                                                                            Potential Realizable Value
                         Number of          % of Total                                      at Assumed Annual Rates of
                         Securities           Options                                      Stock Price Appreciation for
                         Underlying         Granted to          Exercise                          Option Term (2)
                          Options          Employees in          Price        Expiration   ----------------------------
           Name          Granted(#)       Fiscal Year(3)      ($/Share)(4)       Date       5%($)            10% ($)
           ----          ----------       --------------      ------------    ----------    ----             -------
Steven J. Demetriou        98,611             33.65%             128.57          2011      3,395,177       12,861,833
Michael D. Friday          30,000             10.24%             128.57          2011      1,032,900        3,912,900
Sarah R. Coffin            10,000              3.41%             128.57          2011        344,300        1,304,300
William B. Sedlacek        10,000              3.41%             128.57          2011        344,300        1,304,300
Christopher R. Clegg       10,000              3.41%             128.57          2011        344,300        1,304,300

___________

     (1) In connection with its approval of the Stock Option Plan, the board of directors of Noveon Holdings, Inc. approved the grant of options as follows: Mr. Demetriou, 98,611; Mr. Friday, 30,000; Ms. Coffin, 10,000; Mr. Sedlacek, 10,000; and Mr. Clegg, 10,000. Noveon Holdings, Inc. has entered into stock option agreements with the named executive officers.

     (2) Values are based on assumed rates of annual compounded appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed rates of appreciation are established by the Securities and Exchange Commission and do not represent our estimate or projection of future stock price.

     (3) Pursuant to the Stock Option Plan, an aggregate of 394,444 shares of common stock of Noveon Holdings, Inc. were reserved for options to be granted to our key employees, consultants and directors. As of December 31, 2001, Noveon Holdings, Inc. had granted options to purchase 313,011 shares of its common stock, which includes 20,000 shares of common stock for options granted to certain directors of Noveon Holdings, Inc.

     (4) Pursuant to the terms of the Stock Option Plan, unless the applicable stock option agreement provides otherwise, 20% of the shares subject to an option vest on each of the first five anniversaries of the grant date, subject to continued employment with us. In the event of certain change of control transactions involving us, 50% of the unvested options become fully exercisable. Any remaining unvested options become fully exercisable upon the earlier of the first anniversary of the change of control, if the optionee is employed by us, or the date the optionee is involuntarily terminated. It is expected that options will generally expire on the tenth anniversary of the date of grant.


The following table sets forth the most recent information concerning the value of options for shares of common stock of Noveon Holdings, Inc. held by each of the executives listed in the Summary Compensation Table.


                                                     AGGREGATE OPTION EXERCISES
                                                          AND OPTION VALUES

                                                                      Number of Securities
                               Shares                                Underlying Unexercised             Value of Unexercised
                             Acquired on          Value                     Options                   In-the-Money Options ($)
Name                         Exercise(#)       Realized($)         Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----                         -----------       -----------         -------------------------        ----------------------------
Steven J. Demetriou               0                 0                       0/98,611                            0/0
Michael D. Friday                 0                 0                       0/30,000                            0/0
Sarah R. Coffin                   0                 0                       0/10,000                            0/0
William B. Sedlacek               0                 0                       0/10,000                            0/0
Christopher R. Clegg              0                 0                       0/10,000                            0/0

___________

     (1) There is no public trading market for shares of common stock of Noveon Holdings, Inc. Accordingly, these values of exercisable and unexercisable in-the-money options are based on the fair market value of Noveon Holding, Inc.'s common stock at May 3, 2001 of $100 per share, as determined by its Board of Directors, and the $128.57 exercise price per share. There has been no subsequent fair market value determination by the Board of Directors of Noveon Holdings, Inc. As of December 31, 2001, none of the options issued pursuant to the Stock Option Plan would be in-the-money.

Employment Agreement and Equity Plans

Employment Agreements

The following is a summary of the principal features of the employment agreement with Steven J. Demetriou and is qualified in its entirety by the employment agreement. A copy of the employment agreement has been filed as an exhibit to our Form S-4 on May 29, 2001, and is incorporated herein by reference.

We entered into an agreement with Steven J. Demetriou providing for his employment as Chief Executive Officer for a three-year term beginning on March 15, 2001. Mr. Demetriou's annual salary is $600,000. He received a signing bonus of $200,000. Mr. Demetriou is eligible for an annual performance-based bonus based upon the attainment of earnings targets. Upon attainment of 100% of our target earnings plan, Mr. Demetriou's bonus will equal 80% of his base salary. For the year ended December 31, 2001, he received a guaranteed bonus of $300,000. Mr. Demetriou was also eligible for a bonus of $200,000 for the 2001 fiscal year based upon the terms of his employment agreement concerning the attainment of working capital targets and the achievement of personal management objectives agreed upon by Mr. Demetriou and our compensation committee. Mr. Demetriou is guaranteed a minimum bonus of $100,000 for the fiscal year ending December 31, 2002, if he is employed at the end of such fiscal year.

Mr. Demetriou has purchased from Noveon Holdings, Inc. 10,000 shares of its common stock at a per share purchase price of $100 in exchange for a full recourse note with a term of ten years and an interest rate of 7% per annum. The principal amount of the note, together with accumulated interest, will be payable upon the earliest of (1) the date Mr. Demetriou's employment is terminated for any reason other than a termination without "cause" (as defined in the employment agreement) or a termination by Mr. Demetriou with "good reason" (as defined in the employment agreement), (2) a "change in control" of our company (as defined in the employment agreement) or underwritten public offering of our common stock following a termination of Mr. Demetriou's employment by us without cause or by Mr. Demetriou with good reason, or (3) the expiration of the ten-year term of the note.

If Mr. Demetriou's employment is terminated without cause (which includes any failure by us to extend the term of employment for successive one-year periods) or if Mr. Demetriou terminates his employment with good reason, we are required to pay or provide Mr. Demetriou (1) any unpaid portion of his annual salary and paid vacation earned through the date of termination, (2) an amount equal to Mr. Demetriou's annual salary at the time of termination for the remainder of the term of employment, provided that the amount is at least equal to three years of Mr. Demetriou's annual salary at the time of termination, and (3) employee benefits for the remainder of the term, but in no event for less than two years.

If we terminate Mr. Demetriou's employment as a result of a change in control, we are required to pay or provide Mr. Demetriou (1) any unpaid portion of his annual salary and paid vacation earned through the date of termination, (2) an amount equal to Mr. Demetriou's annual salary for a period of three years, provided that Mr. Demetriou will not receive that amount if the value of his vested stock options on the date of the change in control exceeds the total value of three years of his annual salary, and
(3) employee benefits for a period of two years.

Mr. Demetriou is entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from payments or benefits received in connection with a change in control of our company. Mr. Demetriou has the right to terminate his employment at any time on thirty days' notice. Mr. Demetriou is subject to non-competition, non-solicitation and non-disclosure covenants. The non-competition covenant does not apply if Mr. Demetriou's employment is terminated by us without cause, by him with good reason, as a result of a change in control, or if we fail to extend his term of employment.

Amended and Restated Stock Option Plan

The following paragraphs summarize the principal features of the Stock Option Plan. A copy of the Stock Option Plan has been filed as an exhibit to this Form 10-K.

In 2001, Noveon Holdings, Inc. ("Holdings") adopted the Stock Option Plan to provide for the grant of nonqualified stock options to key employees, consultants and directors of Holdings and its subsidiaries (including us) and affiliates. The maximum number of shares of Holdings common stock underlying the options available for award under the stock option plan is 394,444. If any options terminate or expire unexercised, the shares subject to such unexercised options are again available for grant.

The Stock Option Plan is administered by a committee of the board of directors of Holdings. Generally, the committee interprets and implements the Stock Option Plan, grants options, exercises all powers, authority, and discretion of the board under the Stock Option Plan, and determines the terms and conditions of option agreements, including vesting provisions, exercise price, and termination date of options.

Each option is evidenced by an agreement between an optionee and Holdings containing such terms as the committee determines. Unless determined otherwise by the committee, 20% of the shares subject to the option vest on each of the first five anniversaries of the grant date subject to continued employment. The committee may accelerate the vesting of options at any time. Unless determined otherwise by the committee, the option price is not less than the fair market value of the underlying shares on the grant date. Generally, unless otherwise set forth in an agreement or as determined by the committee, vested options terminate forty-five days after termination of employment (180 days in the event of termination by reason of death or disability).

In the event of a transaction that constitutes a change in control of Holdings, as described in the Stock Option Plan, unless otherwise set forth in an agreement or as determined by the committee, 50% of the unvested options held by each optionee become fully exercisable. Any remaining unvested options held by an optionee become fully exercisable upon the earlier of the first anniversary of the change in control transaction, if such optionee is then employed by us, or the date the optionee's employment is involuntarily terminated, as described in the Stock Option Plan. In the event of specified transactions that result in holders of Holdings common stock receiving payments or securities in respect of, or in exchange for, their Holdings common stock that do not result in a change in control of Holdings, as described in the Stock Option Plan, unless otherwise set forth in an option agreement or as determined by the committee, options remain subject to the terms of the Stock Option Plan and the applicable option agreement, and thereafter, upon exercise, optionees will be entitled to receive in respect of any option the same per share consideration received by holders of Holdings common stock in connection with the transaction.

In the event of either of the above-described transactions, Holdings may cancel any options unexercised as of the transaction date upon substitution of equivalent options or a payment from Holdings to the holders of options of the difference between the fair market value of the underlying stock and the option exercise price. Options will in no event entitle the holder of the option to ordinary cash dividends payable upon the Holdings common stock issuable upon exercise of the options.

The Stock Option Plan provides that the aggregate number of shares subject to the Stock Option Plan and any option, the purchase price to be paid upon exercise of an option and the amount to be received in connection with the exercise of any option, will be automatically adjusted to reflect any stock splits, reverse stock splits or dividends paid in the form of Holdings common stock, and equitably adjusted as determined by the committee for any other increase or decrease in the number of issued shares of Holdings common stock resulting from the subdivision or combination of shares or other capital adjustments, or the payment of any other stock dividend or other extraordinary dividend, or other increase or decrease in the number of such shares of Holdings common stock or any substantial sale of the assets of Holdings.

The Holdings board of directors may amend, alter, or terminate the Stock Option Plan. Any board action may not adversely alter outstanding options without the consent of the optionee. The Stock Option Plan will terminate ten years from its effective date, but all outstanding options will remain effective until satisfied or terminated under the terms of the Stock Option Plan.

Pension Plan

We adopted a tax qualified defined benefit retirement plan (the "Noveon Retirement Plan") that will provide pension benefits to our U.S. salaried employees. The amount of an employee's pension will depend on a number of factors including final average earnings ("FAE") for the highest 48 consecutive months of an employee's earnings and years of credited service. The table below sets forth the estimated normal annual retirement benefits payable to eligible employees under the Noveon Retirement Plan in the specified compensation levels and with the specified years of benefit service.

The benefit formula under the Noveon Retirement Plan will generally provide an annual pension of 1.15% of FAE (subject to certain limitations imposed by the Internal Revenue Code) times all years of pension credit, plus 0.45% of FAE in excess of "covered compensation" times years of pension credit up to 35 years. Certain eligible employees will be given pension credit for past service with Goodrich and the benefits provided to certain employees under the Noveon Retirement Plan will be offset by benefits payable from Goodrich's defined benefit pension plan for salaried employees. The numbers listed below do not reflect this offset. Benefits will not be subject to any deduction for Social Security.



--------------------------------------------------------------------------------------------------------------------

     Final Average
     Earnings          10          15          20          25          30          35          40
--------------------------------------------------------------------------------------------------------------------

     $100,000    $ 14,225    $ 21,338    $ 28,450    $ 35,563    $ 42,675    $ 49,788    $ 55,538
     $125,000    $ 18,225    $ 27,338    $ 36,450    $ 45,563    $ 54,675    $ 63,788    $ 70,975
     $150,000    $ 22,225    $ 33,338    $ 44,450    $ 55,563    $ 66,675    $ 77,788    $ 86,413
     $200,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $250,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $300,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $350,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $400,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $450,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $500,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $600,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $700,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $800,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
     $900,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288
   $1,000,000    $ 30,225    $ 45,338    $ 60,450    $ 75,563    $ 90,675    $105,788    $117,288


Earnings include salary and certain incentive payments, including annual cash bonuses, but exclude any awards under any long term incentive plans and our matching contributions under our 401(k) plan.

The pension amounts shown above reflect an assumed Internal Revenue Code limitation on FAE taken into account under the benefit formula of $200,000 and covered compensation of $37,212. The table also assumes retirement at age 65 and the benefit being paid in the form of a five year certain and continuous annuity with no survivor benefits.

As of January 1, 2002, Mr. Demetriou had 0.8 years of credited service; Mr. Clegg had 10.6 years of credited service and his pension benefit will be subject to an estimated offset under the Goodrich Pension Plan of $22,900; Ms. Coffin had 3.5 years of credited service and her pension benefit will be subject to such offset, estimated to be $6,400; Mr. Sedlacek had 25 years of credited service and his pension benefit will be subject to such offset, estimated to be $56,700; and Mr. Friday had 4.8 years of credited service and his pension benefit will be subject to such an offset, estimated to be $9,400.

Director Compensation

Members of our board of directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending board of directors and committee meetings. Messrs. Lichtenberger, Sarni and Dunphy each receive an annual fee of $25,000 for their services as directors. Mr. Lichtenberger also received 10,000 options to purchase common shares of Holdings. Messrs. Sarni and Dunphy each also received 5,000 options to purchase common shares of Holdings. The other members of the board of directors do not receive additional compensation for their services on the board of directors or its committees.

Compensation Committee Interlocks and Insider Participation

As of December 2001, the compensation committee of our board of directors is comprised of Messrs. Lichtenberger, Dunphy and Garcia. Mr. Garcia is currently a Managing Director of AEA Investors Inc. AEA owns approximately 43% of the common stock of Holdings, our corporate parent. For a more detailed discussion of relationships between AEA and us see "Certain Relationships and Related Transactions."


ITEM 12.  Security Ownership by Certain Beneficial Owners and Management

All of our common stock is held by Noveon Holdings, Inc. The following table sets forth information with respect to the beneficial ownership of the common stock of Noveon Holdings, Inc. by (a) any person or group who will beneficially own more than five percent of the common stock of Noveon Holdings, Inc., (b) each of our directors and executive officers and (c) all of our directors and executive officers as a group. In the table below, unless otherwise noted, the address of the person is in care of our company.


                                                                                         Percentage of
                                                                              Number of   Outstanding
Name of Beneficial Owner:                                                      Shares    Common Stock(1)
------------------------                                                     ---------   ---------------
AEA Investors Inc. and related owners (2)(3)                                 1,550,000       43%
DLJ Merchant Banking Partners III, L.P. and related owners (4)(5)            1,500,000       42%
DB Capital Partners, Inc. and related owners (6)(7)                            500,000       14%
Steven J. Demetriou (8)                                                         10,000         *
H. William Lichtenberger (9)(10)                                                 5,000         *
T. J. Dermot Dunphy                                                              7,000         *
Vincent A. Sarni (11)                                                              500         *
John L. Garcia (9)                                                                   -         *
Brian R. Hoesterey (9)                                                               -         *
Susan C. Schnabel (12)                                                               -         *
William J. Lovejoy (13)                                                              -         *
William B. Sedlacek                                                              2,500         *
Sarah R. Coffin                                                                  2,000         *
Kumar Shah                                                                       1,500         *
Michael D. Friday                                                                1,250         *
Christopher R. Clegg                                                             1,000         *
Sean M. Stack                                                                    1,000         *
All directors and executive officers as a group (14 persons)                    31,750         *
___________

     *    Represents beneficial ownership of less than one percent.

     (1) As used in this table, each person or entity with the power to vote or direct the disposition of shares is deemed to be a beneficial owner.

     (2) Consists of shares held indirectly through PMD Investors I LLC and PMD Investors II LLC.

     (3) The address for AEA Investors Inc., PMD Investors I LLC and PMD Investors II LLC is c/o AEA Investors Inc., 65 East 55th Street, New York, New York 10022.

     (4) Consists of shares held by DLJ Merchant Banking Partners III, L.P.; DLJMB Funding III, Inc.; DLJ ESC II, L.P., DLJ Offshore Partners III, C.V.; DLJ Offshore Partners III-1, C.V.; DLJ Offshore Partners III-2, C.V. and DLJ MB PartnersIII GmbH & Co.KG

     (5) The address for DLJ Merchant Banking Partners III, L.P. and related owners is c/o DLJ Merchant Banking, Eleven Madison Avenue, 16th Floor, New York, New York 10010.

     (6) Consists of shares held by DB Capital/PMD Investors, LLC, an indirect wholly owned subsidiary of DB Capital Partners, Inc.

     (7) The address for DB Capital/PMD Investors, LLC and DB Capital Partners, Inc. is c/o DB Capital Partners, Inc., 31 West 52nd Street, 26th Floor, New York, New York 10019.

     (8) Pursuant to an employment agreement, Mr. Demetriou purchased 10,000 shares of common stock of Noveon Holdings, Inc.

     (9) Does not include shares beneficially owned by AEA Investors Inc., PMD Investors I LLC and PMD Investors II LLC. Mr. Lichtenberger is a limited partner in PMD Investors I LP, the partnership that owns PMD Investors I LLC. Messrs. Garcia and Hoesterey are limited partners in PMD Investors II LP, the partnership that owns PMD Investors II LLC and are officers and directors of AEA PMD Investors Inc., the general partner of PMD Investors I LP and PMD Investors II LP. Mr. Garcia and Mr. Hoesterey are also officers AEA Investors Inc.

     (10) Includes 5,000 shares held by H. William Lichtenberger Flint TM Trust, dated July 20, 2001, which may be deemed to be beneficially owned by Mr. Lichtenberger.

     (11) Includes 500 shares held by Ms. Sandra P. Sarni, Vincent Sarni's wife, which may be deemed to be beneficially owned by Mr. Sarni.

     (12) Does not include shares beneficially owned by DLJ Merchant Banking Partners III, L.P. and related owners. Ms. Schnabel is a managing director of Credit Suisse First Boston, the indirect parent of DLJ Merchant Banking Partners III, L.P. and related owners.

     (13) Does not include shares beneficially owned by DB Capital Partners, Inc. Mr. Lovejoy is an officer of DB Capital Partners, Inc.

ITEM 13.  Certain Relationships and Related Transactions

The Stockholders Agreement

The following is a summary of the material terms of the stockholders agreement among Noveon Holdings, Inc. ("Holdings"), AEA, DLJ Merchant Banking and DB Capital dated as of November 28, 2000, as amended, and entered into with respect to the shares of Holdings. AEA owns 43% of the shares of the common stock of Holdings, DLJ Merchant Banking owns 42% and DB Capital owns 14%.

The stockholders agreement provides AEA, DLJ Merchant Banking and DB Capital with various corporate governance rights so long as specific stock ownership levels are maintained. AEA and DLJ Merchant Banking each have the right to designate three members to the board of directors of Holdings, and to jointly designate one additional director. DB Capital has the right to designate one director, and an additional director will serve as the chief executive officer of Holdings. Pursuant to the terms of the stockholders agreement, prior to an initial public offering, or IPO, of Holdings all actions approved by the board of directors require the vote of at least one director designated solely by each of AEA and DLJ Merchant Banking. After an IPO, a significant number of board actions require the approval of those directors designated to the board of Holdings by AEA and DLJ Merchant Banking and DB Capital. In addition, the prior approval of each of AEA, DLJ Merchant Banking and DB Capital, or the prior approval of at least one director designated solely by each of AEA, DLJ Merchant Banking and DB Capital, will be necessary to engage in the following transactions or to take the following actions prior to an IPO:

     o    amend the charter documents of Holdings;

     o enter into transactions between Holdings and any of AEA, DLJ Merchant Banking and DB Capital, excluding the payment of management fees involving less than $100,000 and entered into on arm's-length terms in the ordinary course of business; and

     o cause the liquidation, dissolution or voluntary bankruptcy of Holdings.

The stockholders agreement provides that (1) prior to the third anniversary of the closing of the Acquisition, AEA and DLJ Merchant Banking acting together, (2) after the third anniversary, either AEA or DLJ Merchant Banking and (3) after the eighth anniversary, DB Capital, may require Holdings to enter into a sale, recapitalization or a qualified public offering. Other than DB Capital, any stockholder making such a request must own at least 20% of the issued and outstanding shares of the common stock of Holdings. If DB Capital is making this request, Holdings will have the right to purchase all of the shares owned by it at 85% of their fair market value.

                         The Management Agreements

Pursuant to the stockholders agreement, we entered into management agreements, with each of AEA, DLJ Merchant Banking and DB Capital. Under the management agreements, we will pay AEA, DLJ Merchant Banking and DB Capital an annual fee of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting services and for monitoring and management costs, as applicable. In addition, we agreed to indemnify AEA, DLJ Merchant Banking and DB Capital and their respective affiliates for liabilities arising from their actions under the management agreements. The management agreements will remain in effect for as long as the stockholders agreement is in effect. A copy of each of the management agreements has been filed as an exhibit to our Form S-4 on May 29, 2001, and is incorporated herein by reference. A copy of the Amended and Restated Management Agreement, dated as of June 26, 2001 between DLJ Merchant Banking and us has been filed as an exhibit to this Form 10-K.

Pursuant to the stockholders agreement, we entered into an advisory services agreement, dated as of February 5, 2001, with Credit Suisse First Boston ("CSFB"). Under the advisory services agreement, we will pay CSFB an annual fee of $0.5 million plus reasonable out-of-pocket expenses as compensation for strategic and financial planning advisory services. In addition, we agreed to indemnify CSFB and its respective affiliates for liabilities arising from their actions under the advisory services agreement. A copy of the advisory services agreement has been filed as an exhibit to our Form S-4 on May 29, 2001, and is incorporated herein by reference.

                              Note Receivable

Our Chief Executive Officer and President purchased stock in Holdings which he paid for with the issuance of a $1.0 million note. The note carries interest at 7% per year and has a term of ten years. We purchased that note from Holdings at face value and have reflected the note receivable in other assets on the balance sheet and the intercompany payable of $1.0 million on our balance sheet in current liabilities. The intercompany payable was paid subsequent to December 31, 2001.


                         The Tax Sharing Agreement

We entered into a tax sharing agreement with Holdings. The tax sharing agreement provides, among other things, that Holdings will file U.S. federal income tax returns on a consolidated basis as a member of an affiliated group, to the extent required by the Internal Revenue Service. Where the affiliated group filing on a consolidated basis includes us, the tax sharing agreement provides a formula, which is generally on a separate return basis, for determining that portion of the consolidated U.S. federal income tax liability attributable to us and which portion shall be paid by us. A copy of the tax sharing agreement has been filed as an exhibit to our Form S-4 filed on May 29, 2001, and is incorporated herein by reference.


                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements:

     See Index to Consolidated Financial Statements included on page F-1.

(2) Exhibits:

     See Exhibits Index included on page E-1.

(b) Reports on Form 8-K filed in the fourth quarter of 2001:

We filed a Current Report on Form 8-K dated November 14, 2001, which was reported under Item 5, Other Events and Item 7, Financial Statements and Exhibits with respect to our financial results for the third quarter of 2001.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NOVEON, INC.


Dated:  March 28, 2002               By:   /s/ Christopher R. Clegg
                                           -------------------------------
                                           Christopher R. Clegg
                                           Senior Vice President, General
                                             Counsel and Secretary


                             POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below, constitute and appoint Christopher R. Clegg , as their true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for them in their names, places and steads, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which when taken together shall constitute one Instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Title                         Date


/s/ H. William Lichtenberger     Chairman and Director          March 28, 2002
----------------------------
H. William Lichtenberger

/s/ Steven J. Demetriou          Director, Chief Executive      March 28, 2002
----------------------------     Officer and President
Steven J. Demetriou

/s/ T. J. Dermot Dunphy          Director                       March 28, 2002
----------------------------
T.J. Dermot Dunphy

/s/ Vincent A. Sarni             Director                       March 28, 2002
----------------------------
Vincent A. Sarni

/s/ John L. Garcia               Director                       March 28, 2002
----------------------------
John L. Garcia

/s/ Brian R. Hoesterey           Director                       March 28, 2002
----------------------------
Brian R. Hoesterey

/s/ Susan C. Schnabel            Director                       March 28, 2002
----------------------------
Susan C. Schnabel

/s/ William J. Lovejoy           Director                       March 28, 2002
----------------------------
William J. Lovejoy

/s/ Michael D. Friday            Senior Vice President and      March 28, 2002
----------------------------     Chief Financial Officer
Michael D. Friday

/s/ Sean M. Stack                Vice President and Treasurer   March 28, 2002
----------------------------
Sean M. Stack

/s/ Scott A. McKinley
----------------------------
Scott A. McKinley                 Vice President and Controller March 28, 2002


  Supplemental Information to be Furnished With Reports Filed Pursuant to
          Section 15(d) of the Act by Registrants Which Have Not
          Registered Securities Pursuant to Section 12 of the Act

We have not sent any annual reports to security holders covering the year ended December 31, 2001. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any meeting of security holders and will not be doing so subsequent to the filing of this Annual Report on Form 10-K.

                               EXHIBIT INDEX

Exhibit
Number
                            Exhibit Description

  2.1 Agreement for Sale and Purchase of Assets, dated as of November 28, 2001, by and between The B.F.Goodrich Company and PMD Group Inc.+**
  3.1 Restated Certificate of Incorporation of Noveon, Inc.**
  3.2 Amended and Restated By-Laws of Noveon, Inc.*
  4.1 Indenture, dated February 28, 2001, by and between PMD Group Inc., the Guarantors party thereto and Wells Fargo Bank
      Minnesota, National Association, as trustee.**
  4.2 Forms of 11% Senior Subordinated Notes due 2011, Series A Notes (contained in Exhibit 4.1 as Exhibit A and B thereto, respectively).**
  4.3 Form of Guarantee (contained in Exhibit 4.1 as Exhibit A and B thereto).**
  4.4 Registration Rights Agreement, dated February 28, 2001, by and between PMD Group Inc., the Guarantors party thereto,
      Credit Suisse First Boston and Deutsche Banc Alex. Brown.**
 10.1 Amended and Restated Management Agreement, dated June 26, 2001, between Noveon, Inc. and DLJ Merchant Banking III,
      Inc.*
 10.2 Management Agreement, dated February 5, 2001, between PMD Group Inc. and DB Capital/PMD Investors, LLC.**
 10.3 Management Agreement, dated February 5, 2001, between PMD Group Inc. and AEA Investors Inc.**
 10.4 Advisory Services Agreement, dated as of February 5, 2001, by and between PMD Group Inc. and Credit Suisse First
      Boston Corporation.+**
 10.5 Credit Agreement by and among PMD Group Inc., Bankers Trust Company and Credit Suisse First Boston, dated as of
      February 28, 2001.+**
 10.6 Tax Sharing Agreement by and between PMD Group Holdings Inc. and PMD Group Inc., dated as of February 28, 2001.**
 10.7 Employment Agreement, dated March 9, 2001, between PMD Group Holdings Inc., PMD Group Inc., and Steven J.
      Demetriou.+**
 10.8 Noveon Holdings, Inc. Amended and Restated Stock Option Plan.*
 10.9 Noveon, Inc. 2001 Management Incentive Plan. *
10.10 PMD Group Inc. 2001 Special Deferred Compensation Plan.+*
 21.1 Subsidiaries of the Company. *
 24.1 Powers of Attorney (included in the signature pages to this Form 10-K).*
 99.1 Cautionary Statements Regarding Forward-Looking Statements.*

     + We agree to furnish supplementary to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

     *    Filed herewith.

     ** Previously filed with our Registration Statement on Form S-4 as filed on May 29, 2001 (Commission File No. 333-61812).

                                NOVEON, INC.
                PERIOD OF TEN MONTHS ENDED DECEMBER 31, 2001
                                    AND
                      BFGOODRICH PERFORMANCE MATERIALS
     (THE PREDECESSOR COMPANY AND A SEGMENT OF THE BFGOODRICH COMPANY)

          Period of Two Months Ended February 28, 2001 (unaudited)
                 and Years Ended December 31, 2000 and 1999
                     Consolidated Financial Statements




                                   INDEX

Reports of Independent Auditors.............................................F-2

Consolidated Financial Statements

Consolidated Statement of Operations for the ten months
   ended December 31, 2001, the two months ended
   February  28, 2001 (unaudited) and for the years
   ended December 31, 2000 and 1999.........................................F-4
Consolidated Balance Sheet as of December 31, 2001 and 2000.................F-5
Consolidated Statement of Cash Flows for the ten months
   ended December 31, 2001, the two months ended
   February 28, 2001 (unaudited) and for the years
   ended December 31, 2000 and 1999.........................................F-6
Consolidated Statement of Stockholder's Equity for the ten
   months ended December 31, 2001 and the Consolidated
   Statement of  BFGoodrich Investment for the two months
   ended February 28, 2001 (unaudited) and for the years
   ended December 31, 2000 and 1999.........................................F-7
Notes to Consolidated Financial Statements..................................F-8

                       Report of Independent Auditors


Board of Directors of
Noveon, Inc.

We have audited the accompanying consolidated balance sheet of Noveon, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the ten months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noveon, Inc. at December 31, 2001, and the consolidated results of their operations and their cash flows for the ten months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP


Cleveland, Ohio
February 26, 2002

                       Report of Independent Auditors


Board of Directors of
The BFGoodrich Company

We have audited the accompanying consolidated balance sheet of BFGoodrich Performance Materials (as defined in Note A) (a segment of The BFGoodrich Company) as of December 31, 2000, and the related consolidated statements of operations, BFGoodrich investment, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the management of The BFGoodrich Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BFGoodrich Performance Materials (as defined in Note A) at December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP


Charlotte, North Carolina
February 12, 2001, except for the information related to the years ended December 31, 2000 and 1999 included in Note V, as to which the date is May 23, 2001

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                    Consolidated Statement of Operations
                           (dollars in millions)


                                                                  BFGOODRICH PERFORMANCE MATERIALS             NOVEON, INC.
                                                     ----------------------------------------------------------------------
                                                                                            TWO MONTHS        TEN MONTHS
                                                                                              ENDED              ENDED
                                                         YEAR ENDED DECEMBER 31            FEBRUARY 28        DECEMBER 31
                                                          1999             2000                2001              2001
                                                     ----------------------------------------------------------------------
                                                                                           (Unaudited)

SALES                                                   $  1,217.7       $ 1,167.7         $   187.0          $   876.4
Cost of sales                                                832.2           819.5             137.3              628.1
                                                     ----------------------------------------------------------------------

GROSS PROFIT                                                 385.5           348.2              49.7              248.3
Selling and administrative expenses                          218.2           201.1              35.2              160.5
Amortization expense                                          24.6            24.4               4.0               26.5
Consolidation costs                                           37.3            40.5                -                 3.1
                                                     ----------------------------------------------------------------------

OPERATING INCOME                                             105.4            82.2              10.5               58.2
Interest income (expense)--net                                 0.5             4.4               0.6              (73.5)
Other income (expense)--net                                   (1.5)           (0.4)             (1.5)              (0.7)
                                                     ----------------------------------------------------------------------
Income (loss) before income taxes                            104.4            86.2               9.6              (16.0)
Income tax expense                                           (42.3)          (35.9)             (4.0)              (4.6)
                                                     ----------------------------------------------------------------------
NET INCOME (LOSS)                                       $     62.1       $    50.3         $     5.6          $   (20.6)
                                                     ======================================================================


See notes to consolidated financial statements.


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                         Consolidated Balance Sheet
                (dollars in millions, except share amounts)

                                                                           BFGOODRICH
                                                                           PERFORMANCE
                                                                            MATERIALS             NOVEON, INC.
                                                                        DECEMBER 31, 2000      DECEMBER 31, 2001
                                                                      ------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                   $      15.7          $     120.0
Accounts and notes receivable, less allowances for doubtful
   receivables ($6.9 and $8.7 at December 31, 2000
   and 2001, respectively)                                                        181.6                133.8
Inventories                                                                       167.4                140.2
Deferred income taxes                                                              16.0                  -
Prepaid expenses and other current assets                                           4.8                  4.5
                                                                      ------------------------------------------
TOTAL CURRENT ASSETS                                                              385.5                398.5

Property, plant and equipment--net                                                563.2                672.5
Prepaid pension                                                                    25.7                  -
Goodwill--net                                                                     307.0                346.9
Identifiable intangible assets--net                                                58.9                192.0
Other assets                                                                       18.9                 51.9
                                                                      ------------------------------------------
TOTAL ASSETS                                                                $   1,359.2          $   1,661.8
                                                                      ==========================================

CURRENT LIABILITIES
Short-term bank debt                                                        $      29.1          $       1.3
Accounts payable                                                                  120.6                 97.1
Accrued expenses                                                                   77.9                 74.2
Income taxes payable                                                               37.1                  1.0
Current maturities of long-term debt                                                0.9                 23.2
                                                                      ------------------------------------------
TOTAL CURRENT LIABILITIES                                                         265.6                196.8

Long-term debt                                                                      -                  876.2
Postretirement benefits other than pensions                                        68.5                  5.3
Accrued pensions                                                                    5.7                 32.8
Deferred income taxes                                                              65.2                 24.6
Accrued environmental                                                              38.3                 20.7
Other non-current liabilities                                                       5.5                  9.2

BFGOODRICH INVESTMENT OR STOCKHOLDER'S EQUITY
BFGoodrich investment                                                             910.4                  -
Common stock ($.01 par value, 1,000 shares authorized,
   1 share issued and outstanding at December 31, 2001)                             -                    -
Paid in capital                                                                     -                  527.0
Retained deficit                                                                    -                  (20.6)
Accumulated other comprehensive loss                                                -                  (10.2)
                                                                      ------------------------------------------
Total BFGoodrich investment or stockholder's equity                               910.4                496.2
                                                                      ------------------------------------------
TOTAL LIABILITIES AND BFGOODRICH INVESTMENT OR STOCKHOLDER'S EQUITY         $   1,359.2          $   1,661.8
                                                                      ==========================================

See notes to consolidated financial statements.


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                    Consolidated Statement of Cash Flows
                           (dollars in millions)

                                                                BFGOODRICH PERFORMANCE MATERIALS      NOVEON, INC.
                                                          ---------------------------------------------------------
                                                                                      TWO MONTHS     TEN MONTHS
                                                                                         ENDED          ENDED
                                                           YEAR ENDED DECEMBER 31     FEBRUARY 28    DECEMBER 31
                                                              1999         2000          2001           2001
                                                          ---------------------------------------------------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)                                            $   62.1     $   50.3       $    5.6      $  (20.6)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
     Consolidation costs:
       Expenses                                                  37.3         40.5             -            3.1
       Payments                                                 (28.8)        (4.9)          (2.0)        (11.8)
     Depreciation and amortization                               86.9         86.7           14.4          83.0
     Deferred income taxes                                       10.2         (1.2)          (5.2)          0.4
     Debt issuance cost amortization in interest expense          -            -               -            6.8
     Change in assets and liabilities, net of effects of
       acquisitions and dispositions of businesses:
         Receivables                                            (12.1)        (1.5)          (7.2)         45.9
         Inventories                                             (3.9)        (2.8)          (3.1)         35.8
         Other current assets                                     0.7          1.9           (0.1)          0.9
         Accounts payable                                        18.5         (1.0)         (16.8)         (4.0)
         Accrued expenses                                        (2.9)         1.5            5.7          13.4
         Income taxes payable                                   (18.0)         5.2          (27.9)          -
         Other non-current assets and liabilities                 6.1          6.2            5.0           1.0
                                                          ---------------------------------------------------------
Net cash provided (used) by operating activities                156.1        180.9          (31.6)        153.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (79.6)       (64.0)          (7.6)        (28.5)
Proceeds from sale of property and business                       1.9          0.3             -            0.9
Payments made in connection with acquisitions,
   net of cash acquired                                         (19.6)       (11.6)            -       (1,191.1)
                                                          ---------------------------------------------------------
Net cash (used) by investing activities                         (97.3)       (75.3)          (7.6)     (1,218.7)

FINANCING ACTIVITIES
Decrease in short-term debt                                     (21.4)       (11.3)          (3.7)        (25.8)
Proceeds from issuance of long-term debt                           -           -               -          910.0
Repayment of long-term debt                                      (4.7)        (0.3)            -           (8.5)
Proceeds from sale of receivables, net                            0.2         (1.9)           0.5          (1.9)
Debt issuance costs                                                -           -               -          (44.4)
Equity contribution from stockholder                               -           -               -          355.0
Transfers (to) /from BFGoodrich                                 (28.5)       (86.7)          40.7            -
                                                          ---------------------------------------------------------
Net cash (used) provided by financing activities                (54.4)      (100.2)          37.5       1,184.4
Effect of exchange rate changes on cash and cash
   equivalents                                                   (0.4)        (0.3)             -           0.4
                                                          ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              4.0          5.1           (1.7)        120.0
Cash and cash equivalents at beginning of period                  6.6         10.6           15.7            -
                                                          ---------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   10.6      $  15.7        $  14.0      $  120.0
                                                          =========================================================

Non-Cash transactions
  Equity Contribution                                        $    -       $    -         $     -       $  172.0
  Assets contributed to joint venture                             -           17.9             -            -

See notes to consolidated financial statements.


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

  Consolidated Statement of Stockholder's Equity and BFGoodrich Investment
                           (dollars in millions)


                                                                        BFGOODRICH PERFORMANCE MATERIALS
                                                                -------------------------------------------------
                                                                                                   TWO MONTHS
                                                                                                      ENDED
                                                                    YEAR ENDED DECEMBER 31         FEBRUARY 28
                                                                     1999            2000             2001
                                                                -------------------------------------------------
                                                                                                   (UNAUDITED)
BFGOODRICH INVESTMENT
BEGINNING OF PERIOD                                                $    938.1     $    950.9        $    910.4
Net income                                                               62.1           50.3               5.6
Cumulative translation adjustment                                       (20.8)          (4.1)              2.6
                                                                -------------------------------------------------
Comprehensive income                                                     41.3           46.2               8.2
Net transfers (to)/from BFGoodrich                                      (28.5)         (86.7)             40.7
                                                                -------------------------------------------------
END OF PERIOD                                                      $    950.9     $    910.4        $    959.3
                                                                =================================================

                                                                                   ACCUMULATED
                                                                                      OTHER
                                           COMMON      PAID IN      RETAINED      COMPREHENSIVE
                                           STOCK       CAPITAL       DEFICIT          LOSS             TOTAL
                                         ------------------------------------------------------------------------
STOCKHOLDER'S EQUITY--NOVEON, INC.
OPENING BALANCE AT MARCH 1, 2001            $   -       $    -        $   -          $     -           $   -
Equity contribution from stockholder            -          527.0          -                -             527.0
Comprehensive loss:
   Net loss                                     -            -           (20.6)            -             (20.6)
   Net change in fair value of cash
     flow hedges                                -            -            -               (5.7)           (5.7)
   Cumulative translation
     adjustment                                 -            -            -               (4.5)           (4.5)
                                         ------------------------------------------------------------------------
Total comprehensive loss                        -            -            -                -             (30.8)
                                         ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                $   -       $  527.0      $  (20.6)      $   (10.2)        $ 496.2
                                         ========================================================================


See notes to consolidated financial statements.


                                Noveon, Inc.
                Period of Ten Months ended December 31, 2001
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)
          Period of Two Months Ended February 28, 2001 (unaudited) and Years Ended December 31, 2000 and 1999

                 Notes to Consolidated Financial Statements


A. ORGANIZATION AND ACQUISITION

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company" or "Performance Materials"), an operating segment of The BFGoodrich Company ("Goodrich" or "BFGoodrich"), now known as Goodrich Corporation. The Company is a wholly-owned subsidiary of Noveon Holdings, Inc. ("Holdings").

Holdings was organized for the purpose of owning all of the common stock of the Company and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA Investors Inc. (AEA), DLJ Merchant Banking Partners III, L.P. and affiliates (DLJMB) and DB Capital Partners, Inc. (DB). Holdings has no independent operations or investments other than its investment in the Company. Holdings has made an equity contribution of $527.0 million to the Company comprised of $355.0 million in cash and $172.0 million from the seller note that Holdings issued to a subsidiary of Goodrich in connection with the Company's acquisition of the Predecessor Company. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of Holdings and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. Holdings will be dependent on the cash flows of the Company to repay the seller note upon maturity in 2011.

The consolidated balance sheet of the Company as of December 31, 2001 reflects the acquisition of the Predecessor Company under the purchase method of accounting. The purchase price before fees and expenses, totaling $20.4 million, was $1,372.0 million and consisted of cash of $1,167.1 million, assumption of debt and liabilities of $32.9 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of Holdings issued to Goodrich.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

A. ORGANIZATION AND ACQUISITION (CONTINUED)

Under the terms of the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the final working capital adjustment will be determined subsequent to December 31, 2001, which may require a change to the purchase price. Goodrich has computed a $25.0 million working capital adjustment that is equal to the upward adjustment limit. Under the terms of the Agreement, the Company is disputing Goodrich's working capital adjustment. The parties have not been able to settle their differences, and the disputed matters will be forwarded to an independent third party for resolution. The decision by the third party will be final and binding on all parties. Any amounts finally determined to be due to Goodrich as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received by the Company as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The adjustment to purchase price for the working capital adjustment will be reflected in the financial statements upon the resolution of the working capital dispute.

The purchase of the Predecessor Company from Goodrich (the "Acquisition") was financed through term loan borrowings under the Company's new credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 million equity contribution from Holdings. The proceeds from the new credit facilities included $125.0 million on the six-year Term Loan A facility and $510.0 million on the seven and one-half year Term Loan B facility. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0 million.

The assets acquired and liabilities assumed of the Predecessor Company have been recorded at estimated fair values. Appraisals of long-lived assets and identifiable intangible assets were completed in the fourth quarter of 2001. In addition, the valuations of the Company's projected pension and other post-employment benefit obligations have been completed and are reflected in the allocation of purchase price. The deferred income taxes provided in the purchase price allocation are attributed to the tax effects of differences between the assigned values and the tax basis of assets acquired (except for certain goodwill which is non-deductible for tax purposes) and liabilities assumed.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


A. ORGANIZATION AND ACQUISITION (CONTINUED)

As of the Acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Management has completed this assessment and finalized the components of the plan, including exiting certain non-core product lines and investments and undertaking efficiency and productivity initiatives at selected locations. The assets have been adjusted to the estimated fair values through purchase accounting. Included in the purchase price allocation is a $12.9 million accrual for termination benefits and exit costs related to the components of the plan.

The following unaudited pro forma data summarize the results of operations for the years ended December 31, 2000 and 2001 as if the Company had been acquired as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the Acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the Acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the Acquisition, are excluded from the pro forma results. These pro forma amounts do not purport to be indicative of the results that would have actually been attained if the Acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

     (IN MILLIONS)                             2000               2001
     -----------------------------------------------------------------------

     Net sales                               $1,152.0          $1,062.3
     Operating income                            92.1              66.2
     Net income (loss)                            3.9             (30.5)

B. BASIS OF PRESENTATION

The consolidated financial statements of the Predecessor Company present the consolidated results of operations and financial condition as it operated as the Performance Materials segment of Goodrich, including certain adjustments and allocations, prior to the Acquisition.

Goodrich's investment represents Goodrich's equity investment in Performance Materials. Interest expense associated with Goodrich's general corporate debt was not charged to Performance Materials and has not been allocated to Performance Materials. Performance Materials received funding for its operations from Goodrich as deemed necessary. All transfers to and from Goodrich have been reported in the Goodrich investment account.

B. BASIS OF PRESENTATION (CONTINUED)

During the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999 Performance Materials was allocated $0.8 million, $6.1 million and $9.8 million in costs from Goodrich, respectively. Certain costs, such as employee benefits, legal and executive compensation, are specifically attributed to Performance Materials. These costs amounted to $0.5 million, $3.2 million and $6.6 million for the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, respectively. Certain costs, such as the corporate aircraft, tax, accounting, and other corporate shared services, are allocated to Performance Materials primarily based on estimates of the time spent on Performance Materials matters. These costs amounted to $0.3 million, $2.9 million and $3.2 million for the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999, respectively. Performance Materials also participated in certain benefit plans of Goodrich, the cost of which is allocated to Performance Materials and is included in the accompanying financial statements but is not reflected in the amounts above. Management of the Predecessor Company believes these allocations are reasonable.

The results for the Predecessor Company are not necessarily comparable to those of the Company because of the exclusion of certain businesses from the Acquisition and changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the Acquisition.

Certain disclosure information related to the two month period ended February 28, 2001 has been omitted as data for this period is not readily available.

Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of Noveon Holdings, Inc.

C. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. Investments in 20%-owned to 50%-owned affiliates are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in other income (expense)--net. Intercompany accounts and transactions are eliminated.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost or market. Certain domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

LONG-LIVED ASSETS

Property, plant and equipment of the Predecessor Company and that purchased subsequent to the Acquisition, including amounts recorded under capital leases, are recorded at cost. Appraisals of fair value were obtained for property, plant and equipment acquired in the Acquisition. Depreciation and amortization is computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years. Repairs and maintenance costs are expensed as incurred.

Identifiable intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include principally patents and other technology agreements and trademarks. Appraisals of fair value were obtained for identifiable intangibles acquired in the Acquisition. The appraised value of identifiable intangibles acquired totaled $201.8 million, and included approximately $156.9 million of identifiable intangibles for technology. They are amortized using the straight-line method over estimated useful lives of primarily 15 years.

Goodwill represents the excess of the purchase price over the fair value of
the  net  assets  of  acquired   businesses   and  was   amortized  by  the
straight-line method over 20 years through December 31, 2001.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets and related goodwill is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the estimate of undiscounted cash flows over the assets remaining estimated useful life are less than the assets carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

DEBT ISSUANCE COSTS

Costs incurred with the issuance of the Company's new credit facilities and senior subordinated notes, totaling $44.4 million, have been capitalized in other assets in the consolidated balance sheet and are being amortized using the interest method over the life of the related agreements ranging in periods of six through ten years.

REVENUE AND INCOME RECOGNITION

Revenue from the sale of products is recognized at the point of passage of title, which is generally at the time of shipment.

FREIGHT-OUT COSTS

The Company includes costs of shipping and handling in cost of goods sold in the statement of operations.

FINANCIAL INSTRUMENTS

Financial instruments recorded on the balance sheet include cash and cash equivalents, accounts and notes receivable, accounts payable and debt. Because of their short maturity, the carrying value of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term bank debt approximates fair value. Fair value of long-term debt is based on quoted market prices.

The fair value of foreign currency forward contracts and interest rate swap agreements is based on quoted market prices.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has entered into interest rate swap agreements (cash flow hedges) to limit its exposure to interest rate fluctuations on $180.0 million of the outstanding principal of the Company's Term Loans for the next four years. These agreements require the Company to pay a fixed rate of interest while receiving a variable rate and expire in 2005. At December 31, 2001, the fair value of these swap arrangements, included in other non-current liabilities, totaled approximately $5.7 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss, net of the related tax benefit.

The Company enters into currency forward exchange contracts, totaling $10.5 million at December 31, 2001, to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts at December 31, 2001 was not material to the Company's results of operations, cash flow or financial position.

The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the ten months ended December 31, 2001, the Company recognized $2.1 million of net gains included in the cumulative translation adjustment related to the foreign denominated floating rate debt.

STOCK-BASED COMPENSATION

The Company and the Predecessor Company account for stock-based employee compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by Holdings. Income tax expense in the Company's consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Historically, the Predecessor Company's operations have been included in the consolidated income tax returns filed by Goodrich. Income tax expense in the Predecessor Company's consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity.

The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

RESEARCH AND DEVELOPMENT EXPENSE

The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999 were $18.2 million, $4.3 million, $32.9 million and $43.2 million, respectively.

RECLASSIFICATIONS

Certain amounts in prior financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the topic of financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Based on the provisions of SFAS No. 141, all business combinations are to be accounted for using only one method, the purchase method. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


C. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 142 in the Company's first quarter of 2002 reporting, as required. For the ten months ended December 31, 2001, the Company incurred goodwill amortization expense of $15.3 million. The annualized impact of this expense will not be incurred upon the application of the non-amortization provisions of SFAS No. 142. During 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the financial position and results of operations of the Company.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (i.e., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Company adopted this Statement effective January 1, 2002. The effect of adoption is not material to the Company's consolidated financial condition or results of operations.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


D. ACQUISITIONS

The following acquisitions of the Company and Predecessor Company were recorded using the purchase method of accounting. Their results of operations have been included in the Company's results since their respective dates of acquisition.

During 2001, the Company acquired certain intellectual property and tangible assets as an addition to the Company's TempRite(R) product family within the Polymer Solutions Segment for $3.6 million.

During 2000, Performance Materials acquired intellectual property related to certain dyes and a personal care business, for consideration of $11.6 million, of which $10.2 million represented goodwill and other intangible assets.

During 1999, Performance Materials acquired a textile coatings business, for consideration of $19.6 million, of which $14.4 million represented goodwill.

E. RESTRUCTURING AND CONSOLIDATION COSTS

In conjunction with the Company's plan to restructure and streamline its operations in order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company restructured its colorants business in Cincinnati, Ohio and discontinued its flush pigments and colorformers product lines in June 2001 and reduced headcount at other facilities. Through the Cincinnati restructuring and other restructuring efforts, the Company is eliminating approximately 480 positions. Approximately 68% of the affected employees have left their positions as of December 31, 2001. The restructuring accrual included in the purchase price allocation is summarized below:


                                      ACQUISITION DATE                                          BALANCE
                                       BALANCE SHEET                                         DECEMBER 31,
     (IN MILLIONS)                       LIABILITY          PROVISION        ACTIVITY            2001
     ----------------------------------------------------------------------------------------------------------
     Personnel related costs            $    11.6              $   -          $  (5.6)           $   6.0
     Facility closure costs                   1.3                  -             (0.6)               0.7
     Relocation and restructuring
        expense                               -                    1.2           (1.2)               -
                                   ----------------------------------------------------------------------------
                                        $    12.9              $   1.2        $  (7.4)           $   6.7
                                   ============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


E. RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

During the year ended December 31, 1999, Performance Materials incurred $32.4 million of personnel related costs associated with employee termination payments resulting from realignment of the headquarters and the Advanced Technology Group of Performance Materials, as well as from reductions at certain Performance Materials operating locations (approximately 280 positions). Performance Materials also incurred $4.9 million of asset write-down and facility closure costs, which include a $2.9 million non-cash charge related to the write-down of the Company's investment in a research and development joint venture and $2.0 million related to realignment activities. Consolidation accruals at December 31, 1999, as well as activity during the year, consisted of:


                                           BALANCE                                                BALANCE
                                         JANUARY 1,                                             DECEMBER 31,
     (IN MILLIONS)                          1999             PROVISION         ACTIVITY             1999
     -----------------------------------------------------------------------------------------------------------
     Personnel related costs            $     -             $    32.4         $   (26.8)        $    5.6
     Asset write-down and
        facility closure costs                -                   4.9              (4.2)             0.7
                                   -----------------------------------------------------------------------------
                                        $     -             $    37.3         $   (31.0)        $    6.3
                                   =============================================================================



Performance Materials recorded net consolidation costs of $40.5 million in 2000 consisting of $4.2 million in personnel-related costs (offset by a $0.7 million credit representing a revision of prior estimates) and $37.0 million in asset write-downs and facility closure costs. Personnel-related costs include $3.7 million of severance related to the textile restructuring associated with Goodrich's divestiture of Performance Materials and $0.5 million for other workforce reductions.

Asset write-down and facility closure costs of $37.0 million are for restructuring activities associated with Goodrich's divestiture of Performance Materials and relate to the closure or sale of facilities serving the textile market. The $41.0 million in activity during 2000 includes reserve reductions of $4.9 million related to cash payments and $36.1 million in asset write-downs associated with restructuring activities performed in connection with Goodrich's divestiture of Performance Materials ($4.6 million of inventory, $18.3 million of goodwill and $13.2 million of property, plant and equipment).

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


E. RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

Consolidation accruals relating to pre-Acquisition restructuring plans at December 31, 2000 and February 28, 2001 for the Predecessor Company and December 31, 2001 for the Company, as well as activity during the periods consisted of:

                                         BALANCE                                                BALANCE
                                       JANUARY 1,                                             DECEMBER 31,
     (IN MILLIONS)                        2000             PROVISION         ACTIVITY             2000
     -----------------------------------------------------------------------------------------------------------
     Personnel related costs            $     5.6           $     3.5         $    (4.4)       $     4.7
     Asset write-down and
        facility closure costs                0.7                37.0             (36.6)             1.1
                                   -----------------------------------------------------------------------------
                                        $     6.3           $    40.5         $   (41.0)       $     5.8
                                   =============================================================================

                                         BALANCE                                                BALANCE
                                       JANUARY 1,                                             FEBRUARY 28,
     (IN MILLIONS)                        2001             PROVISION         ACTIVITY             2001
     -----------------------------------------------------------------------------------------------------------
     Personnel related costs            $     4.7           $     -           $    (2.0)       $     2.7
     Asset write-down and
        facility closure costs                1.1                 -                (1.1)             -
                                   -----------------------------------------------------------------------------
                                        $     5.8           $     -           $    (3.1)       $     2.7
                                   =============================================================================

                                         BALANCE                                                BALANCE
                                        MARCH 1,                                              DECEMBER 31,
     (IN MILLIONS)                        2001             PROVISION         ACTIVITY             2001
     -----------------------------------------------------------------------------------------------------------
     Personnel related costs            $     2.7           $     -           $    (2.5)       $     0.2
     Asset write-down and
        facility closure costs                -                   0.8              (0.8)             -
     Relocation and restructuring
        expense                               -                   1.1              (1.1)             -
                                   -----------------------------------------------------------------------------
                                        $     2.7           $     1.9         $    (4.4)       $     0.2
                                   =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

F. ACCOUNTS RECEIVABLE

The Company has an agreement to sell certain Spanish Peseta denominated trade accounts receivable, up to a maximum of approximately $5.5 million. At December 31, 2001 and 2000, $2.1 million and $3.5 million of receivables were sold under this agreement and reflected as a reduction of accounts receivable. The receivables were sold at a discount, which was included in interest expense.

The following table summaries the activity in allowances for accounts receivable:

                                                          BALANCE      CHARGED TO                        BALANCE
                                                         BEGINNING      COSTS AND                         AT END
     (IN MILLIONS)                                       OF PERIOD       EXPENSE       DEDUCTIONS(1)    OF PERIOD
     --------------------------------------------------------------------------------------------------------------

     Year ended December 31, 1999                        $  3.7        $  4.5           $   0.9         $   7.3
     Year ended December 31, 2000                           7.3           1.8               2.2             6.9
     Two Months Ended February 28, 2001                     6.9           -                 0.4             6.5
     Ten Months Ended December 31, 2001                     6.5           3.4               1.2             8.7

     (1)  Write-offs of doubtful accounts, net of recoveries.


G. INVENTORIES

Inventories consisted of the following:

     (IN MILLIONS)                         2000             2001
     ----------------------------------------------------------------

     Finished products                 $    138.7      $    107.5
     In process                               2.2             2.5
     Raw materials                           48.3            30.2
     LIFO reserve                           (21.8)            -
                                   ----------------------------------
     Total                             $    167.4      $    140.2
                                   ==================================


Approximately  57% and 60% of  inventory  was valued by the LIFO  method in
2001  and  2000,  respectively.   At  December  31,  2001,  LIFO  inventory
approximated replacement cost.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

H. PROPERTY, PLANT AND EQUIPMENT--NET

Property, plant and equipment - net consisted of the following:

     (IN MILLIONS)                                2000              2001
     ----------------------------------------------------------------------

     Land                                    $     12.7       $     36.4
     Buildings and improvements                   227.6            129.8
     Machinery and equipment                      744.1            536.1
     Construction in progress                      54.9             25.7
                                            -------------------------------
                                                1,039.3            728.0
     Less allowances for depreciation            (476.1)           (55.5)
                                            -------------------------------
     Total                                   $    563.2       $    672.5
                                            ===============================

Amounts charged to expense for depreciation were $56.5 million, $10.4 million, $62.3 million and $62.3 million for the ten months ended December 31, 2001, the two months ended February 28, 2001, and the years ended December 31, 2000 and 1999, respectively.

I. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Accumulated amortization of goodwill was $15.3 million and $59.1 million at December 31, 2001 and 2000, respectively.

Accumulated amortization of identifiable intangible assets was $11.2 million and $16.0 million at December 31, 2001 and 2000, respectively.

Amounts charged to expense for amortization of goodwill and identifiable intangible assets was $26.5 million, $4.0 million, $24.4 million and $24.6 million for the ten months ended December 31, 2001, the two months ended February 28, 2001, and the years ended December 31, 2000 and 1999, respectively.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

J. ACCRUED EXPENSES

Accrued expenses consisted of the following:


     (IN MILLIONS)                                                                      2000             2001
     -----------------------------------------------------------------------------------------------------------
     Wages, vacations, pensions and other employment costs                        $     31.5       $     24.4
     Taxes, other than federal and foreign taxes on income                               6.4              7.0
     Accrued interest                                                                    0.2             10.9
     Accrued environmental liabilities                                                   9.3              3.0
     Consolidation costs                                                                 5.8              6.9
     Other                                                                              24.7             22.0
                                                                              ----------------------------------
     Total                                                                        $     77.9       $     74.2
                                                                              ==================================

K. FINANCING ARRANGEMENTS

Short-term Bank Debt

At December 31, 2001 and 2000, the Company had $1.3 million and $29.1 million of short-term bank debt outstanding under various foreign facilities. Weighted-average interest rates on short-term borrowings were 10.0%, 5.4%, 5.1%, and 3.1% for the ten months ended December 31, 2001, the two months ended February 28, 2001, and the years ended December 31, 2000 and 1999, respectively.

Long-term Debt

In connection with the Acquisition, the Company entered into new credit facilities and issued subordinated notes.

The credit facilities include (1) a six-year Term Loan A facility in the amount of $125.0 million, (2) a seven and one-half year Term Loan B facility in the amount of $510.0 million and (3) a six-year revolving credit facility in the amount of $125.0 million. A portion of the revolving credit facility is made available in various foreign currencies. Portions of Term Loan A and Term Loan B were made available in Euros. While borrowings under Term Loans A and B were used to finance the Acquisition, borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


K. FINANCING ARRANGEMENTS (CONTINUED)

Borrowings under the new credit facilities bear interest in an amount equal, at the Company's option, to either (1) the reserve adjusted Eurocurrency rate plus an applicable borrowing margin or (2) the base rate plus an applicable borrowing margin. The reserve adjusted Eurocurrency rate is the average of the offered quotation in the interbank Eurodollar market for U.S. dollar deposits, approximately equal to the outstanding principal amount of the Company's Eurocurrency rate loans. The base rate is the greater of (1) the prime rate or (2) the federal funds rate plus 50 basis points. The applicable borrowing margins for Eurocurrency and base rate loans are based upon the most recent leverage ratio submitted by the Company to the Administrative Agent. The applicable borrowing margins for Eurocurrency rate loans at December 31, 2001 are 3.25% for the revolving loan facility and Term Loan A and 3.75% for Term Loan B. The applicable borrowing margins for the base rate loans at December 31, 2001 are 2.25% for the revolving loan facility and Term Loan A and 2.75% for Term Loan B. Interest periods for Eurocurrency rate loans are one, two, three or six months, subject to availability. Interest on Eurocurrency rate loans is payable at the end of the applicable interest period, except for six month interest periods in which case interest is payable every three months. Interest on base rate loans is payable quarterly in arrears. Upon an event of default, all loans will bear an additional 2.0% of interest for as long as the event of default is continuing. At December 31, 2001, the average interest rates for Term Loans A and B were 5.81% and 5.89%, respectively.

The new credit facilities are secured by a first priority security interest in substantially all of the Company's assets and the assets of the domestic subsidiaries. The credit facilities do require prepayments of portions of principal for certain asset dispositions, other equity or debt issuances and excess cash positions. The new credit facilities require the Company to pay commitment fees of 0.5% on the unused portion of the revolving line of credit.

At December 31, 2001, the Company has no amounts outstanding on the revolving credit facility and $120.9 million is available for borrowing, net of $4.1 million on outstanding letters of credit.

The new credit facilities contain covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and provide for events of default. The Company was in compliance with all covenants at December 31, 2001.

The $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year. The notes contain a covenant related to interest coverage and provide for events of default. The Company was in compliance with its covenant at December 31, 2001.

Maturities of these long-term financing arrangements are as follows:

                                             TERM                TERM         SUBORDINATED
     (IN MILLIONS)                          LOAN A              LOAN B           NOTES             TOTAL
     -----------------------------------------------------------------------------------------------------------
     2002                               $    17.8           $     5.4         $     -          $    23.2
     2003                                    17.8                 5.4               -               23.2
     2004                                    22.3                 5.4               -               27.7
     2005                                    25.2                 5.4               -               30.6
     2006                                    27.7                 5.4               -               33.1
     Thereafter                               7.1               479.5             275.0            761.6
                                   -----------------------------------------------------------------------------
                                        $   117.9           $   506.5         $   275.0        $   899.4
                                   =============================================================================


L. LEASE COMMITMENTS

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2001:

(IN MILLIONS)
----------------------------------------------------------------

2002                                                 $   4.3
2003                                                     3.4
2004                                                     1.5
2005                                                     0.6
2006                                                     0.3
Thereafter                                               0.2
                                                  --------------
Total minimum payments                               $  10.3
                                                  ==============

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


L. LEASE COMMITMENTS (CONTINUED)

Net rent expense was $8.2 million, $2.0 million, $12.1 million, and $11.6 million for the ten months ended December 31, 2001, the two months ended February 28, 2001, and the years ended December 31, 2000 and 1999, respectively.

M. PENSIONS AND POSTRETIREMENT BENEFITS

As an operating segment of Goodrich, Performance Materials did not have its own pension and postretirement benefit plans. Employees of Performance Materials were eligible to participate in Goodrich's salary and wage pension plans, non-qualified plans and postretirement benefit plans.

As part of the terms of the Acquisition, Goodrich retained the pension benefit obligations for all retirees and the vested portion of the pension obligations for active employees for service prior to the Acquisition, as well as the plan assets of the domestic pension plans. Furthermore, Goodrich retained the post-retirement benefit obligations of retirees and those eligible to retire through December 31, 2002. The Company has recorded the pension and postretirement benefit obligations for active employees covered by collective bargaining agreements that remained with the Company after the Acquisition.

Salaried employees' benefit payments are generally determined using a formula that is based on an employees' compensation and length of service. Hourly employees' benefit payments are generally determined using stated amounts for each year of service.

Employees also participate in unfunded defined benefit postretirement plans that provide certain health-care and life insurance benefits to eligible employees. The health-care plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features, such as deductibles and coinsurance. The life insurance plans are generally noncontributory.

Goodrich's qualified pension plans were fully funded on an accumulated benefit obligation basis at December 31, 2000. Assets for these plans consist principally of corporate and government obligations and commingled funds invested in equities, debt and real estate.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


M. PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

Amortization of unrecognized transition assets and liabilities, prior service cost and gains and losses (if applicable) of the Predecessor
Company were recorded using the straight-line method over the average remaining service period of active employees, or approximately 12 years.

The following table summarizes information regarding the Company's defined benefit pension plans and defined benefit postretirement plans as of December 31, 2001 and Performance Material's allocation of Goodrich's defined benefit pension plans and defined benefit postretirement plans as of December 31, 2000, and the amounts recorded in the consolidated balance sheet at these dates. In describing the period changes in the table, the period of January 1, 2000 through December 31, 2000 was used to describe the effect of activity for 2000 and the period of March 1, 2001 through December 31, 2001 was used to describe the effect of activity for 2001. As of December 31, 2000, certain amounts could be specifically identified with Performance Materials, while other amounts could not be specifically identified with Performance Materials and are allocated, generally based on fair value of assets or the projected benefit obligation.

                                                                      PENSION BENEFITS        OTHER BENEFITS
                                                                    --------------------------------------------
     (IN MILLIONS)                                                       2000      2001       2000      2001
     -----------------------------------------------------------------------------------------------------------

     Change in projected benefit obligations:
        Projected benefit obligation at beginning of period          $  204.5   $  35.5     $  71.9    $ 4.8
        Service cost                                                      5.2       3.0         0.5      0.2
        Interest cost                                                    15.8       2.3         5.6      0.3
        Amendments                                                       (0.5)      0.2         -        -
        Actuarial losses                                                  1.8       1.7         3.4      0.1
        Acquisitions and other                                           10.9      (1.5)        -        -
        Benefits paid                                                   (12.7)     (0.2)       (7.4)     -
                                                                    --------------------------------------------
        Projected benefit obligation at end of period                $  225.0   $  41.0     $  74.0   $  5.4
                                                                    ============================================

     Change in plan assets:
        Fair value of plan assets at beginning of period             $  222.1  $    5.3     $   -     $  -
        Actual return on plan assets                                      8.5       0.4         -        -
        Acquisitions and other                                            6.7       -           -        -
        Company contributions                                             1.0       0.8         7.4      -
        Benefits paid                                                   (12.7)     (0.2)       (7.4)     -
                                                                    --------------------------------------------
        Fair value of plan assets at end of period                   $  225.6  $    6.3     $   -     $  -
                                                                    ============================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

M. PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

                                                                       PENSION BENEFITS         OTHER BENEFITS
                                                                    ---------------------------------------------
     (IN MILLIONS)                                                     2000      2001           2000       2001
     ------------------------------------------------------------------------------------------------------------

     Funded status (underfunded):
        Funded status                                                $    0.6  $ (34.7)    $  (74.0)  $  (5.4)
        Unrecognized net actuarial loss (gain)                            1.3      1.7         (1.0)      0.1
        Unrecognized prior service cost                                  14.0      0.2         (0.9)      -
        Unrecognized net transition obligation                            3.6      -            -         -
                                                                    ---------------------------------------------
        Prepaid (accrued) benefit cost                               $   19.5  $ (32.8)    $  (75.9)  $  (5.3)
                                                                    =============================================
     Amounts recognized in the statement of
       financial position consist of:
          Prepaid benefit cost                                       $   25.7  $   -       $    -     $   -
          Accrued benefit liability                                      (6.2)   (32.8)       (75.9)     (5.3)
                                                                    ---------------------------------------------
     Net amount recognized                                           $   19.5  $ (32.8)    $  (75.9)  $  (5.3)
                                                                    =============================================
     Weighted-Average Assumptions as of December 31:
        Discount rate                                                  7.75%     7.50%       7.75%       7.50%
        Expected return on plan assets                                 9.25%     8.50%        -          -
        Rate of compensation increase                                  4.00%     4.00%        -          -


For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. The components of net periodic benefit cost are reflected below for the ten months ended December 31, 2001 and the years ended December 31, 2000 and 1999.

                                                         PENSION BENEFITS                 OTHER BENEFITS
                                                  ------------------------------- -------------------------------
     (IN MILLIONS)                                   1999      2000      2001        1999      2000      2001
     ------------------------------------------------------------------------------------------------------------

     Components of net periodic benefit cost:
        Service cost                                $  5.2   $    5.2   $   3.0     $  0.8    $  0.5    $  0.2
        Interest cost                                 15.7       15.8       2.3        4.7       5.6       0.3
        Expected return on plan assets               (20.4)     (21.4)     (0.3)       -         -         -
        Amortization of prior service cost             1.2        1.1       -         (0.1)     (0.1)      -
        Amortization of transition obligation          0.6        1.0       -          -         -         -
        Recognized net actuarial (gain) loss           0.1        0.2       -          0.9       0.7       -
                                                  ---------------------------------------------------------------
     Total net periodic benefit cost              $    2.4    $   1.9   $   5.0     $  6.3    $  6.7    $  0.5
                                                  ===============================================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


M. PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

The table below quantifies the impact of a one percentage point change in the assumed health care cost trend rate.

                                               1 PERCENTAGE       1 PERCENTAGE
                                                   POINT             POINT
  (IN MILLIONS)                                  INCREASE           DECREASE
  ------------------------------------------------------------------------------

  Effect on total of service and interest
     cost components in 2001                       $0.1              $(0.1)
  Effect on postretirement benefit
     obligation as of December 31, 2001            $0.6              $(0.4)

The Company's employees also participate in voluntary retirement savings plans for salaried and wage employees. Under provisions of these plans, eligible employees can receive varying matching contributions on up to the first 6% of their eligible earnings. Expense for defined contribution plans totaled $4.8 million, $1.1 million, $6.5 million and $6.7 million for the ten month period ended December 31, 2001, the two month period ended February 28, 2001 and the years ended December 31, 2000 and 1999, respectively.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


N. INCOME TAXES

Income (loss) before income taxes for the ten month period ended December 31, 2001 and the years ended December 31, 2000 and 1999 as shown in the consolidated statement of operations consists of the following:

     (IN MILLIONS)                     1999            2000            2001
     ---------------------------------------------------------------------------

     Domestic                       $    93.7      $   60.7        $  (25.2)
     Foreign                             10.7          25.5             9.2
                                ------------------------------------------------
     Total                          $   104.4      $   86.2        $  (16.0)
                                ================================================

A summary of income tax (expense) benefit for the ten month period ended December 31, 2001 and the years ended December 31, 2000 and 1999 in the consolidated statement of operations is as follows:

     (IN MILLIONS)                     1999            2000            2001
     ---------------------------------------------------------------------------

     Current:
        Federal                     $   (22.8)     $  (25.6)       $    -
        Foreign                          (4.6)         (8.5)           (4.2)
        State                            (4.7)         (3.0)            -
                                ------------------------------------------------
                                        (32.1)        (37.1)           (4.2)
     Deferred:
        Federal                         (10.2)          1.2             -
        Foreign                           -             -              (0.4)
                                ------------------------------------------------
                                        (10.2)          1.2            (0.4)
                                ------------------------------------------------
     Total                          $   (42.3)     $  (35.9)       $   (4.6)
                                ================================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


N. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, the Company had domestic net operating loss carryforwards and credits of $32.4 million which expire in the year 2021. Additionally, the Company had foreign net operating loss carryforwards and credits of $23.7 million at December 31, 2001 of which $7.3 million expires in years 2005 through 2010, and $16.4 million which have an indefinite carryforward period. The significant components of deferred income tax assets and liabilities at December 31, 2001 and 2000, are as follows:

   (IN MILLIONS)                                           2000         2001
   ----------------------------------------------------------------------------

   Deferred income tax assets:
      Pension accruals                                 $     0.4    $   11.2
      Accrual for postretirement benefits other
        than pensions                                       24.0         1.9
      Other nondeductible accruals                          12.5        16.7
      Reserve for environmental liabilities                 16.6        10.0
      Inventory                                              4.8         -
      Net operating loss carryovers and credits              -          19.3
      Other                                                  -           5.8
                                                     --------------------------
   Total deferred income tax assets                         58.3        64.9
      Less valuation allowance                               -         (35.6)
                                                     --------------------------
   Net deferred income tax assets                           58.3        29.3

   Deferred income tax liabilities:
      Property, plant and equipment                        (86.0)      (41.8)
      Intangible amortization                              (21.5)       (0.8)
      Inventory                                              -          (9.5)
      Other                                                  -          (1.8)
                                                     --------------------------
   Total deferred income tax liabilities                  (107.5)      (53.9)
                                                     --------------------------
   Net deferred income taxes                           $   (49.2)   $  (24.6)
                                                     ==========================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


N. INCOME TAXES (CONTINUED)

Management has determined, based on the Company's new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, a valuation allowance of $35.6 million at December 31, 2001 has been established. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets resulting from current year domestic and foreign net operating losses and credits. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill. In the current year, a tax benefit of $0.7 million was allocated to goodwill.

Management believes that sufficient book and taxable income will be generated to realize the benefit of the remaining net deferred tax assets. This assessment of profitability takes into account the Company's present and anticipated split of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

The effective income tax rate for the ten month period ended December 31, 2001 and the years ended December 31, 2000 and 1999 varied from the statutory federal income tax rate as follows:

                                                  PERCENT OF PRETAX INCOME
                                           -----------------------------------
                                              1999       2000       2001
                                           -----------------------------------

 Statutory federal income tax rate            35.0%       35.0%     (35.0)%
 State and local taxes, net of federal
   benefit                                     3.0         2.3       (5.6)
 Amortization of nondeductible goodwill        4.6         4.8        9.4
 Tax exempt income from foreign sales         (1.0)       (2.1)      (3.4)
 Foreign partnership losses                   (2.2)       (2.0)     (13.1)
 Differences in rates on consolidated
   foreign subsidiaries                        0.8        (0.5)      (5.2)
 Other items                                   0.3         4.1       (1.1)
 Valuation allowance                           -           -         82.8
                                           -----------------------------------
 Effective income tax rate                    40.5%       41.6%      28.8%
                                           ===================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


N. INCOME TAXES (CONTINUED)

The Company has not provided for U.S. income and foreign withholding taxes on $15.0 million of foreign subsidiaries' undistributed earnings as of December 31, 2001, because such earnings are intended to be reinvested indefinitely. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes that would result had such earnings actually been repatriated are not practically determinable.

O. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2001 is provided in the following table.

                                                  CARRYING         FAIR
     (IN MILLIONS)                                 AMOUNT          VALUE
     -----------------------------------------------------------------------

     Term Loan A                                  $  117.9      $  117.2
     Term Loan B                                     506.5         506.5
     Subordinated notes                              275.0         292.9

Off-balance sheet derivative financial instruments at December 31, 2000 were as follows:

                                                   CONTRACT/
                                                    NOTIONAL       FAIR
     (IN MILLIONS)                                   AMOUNT       VALUE
     -----------------------------------------------------------------------

     Interest rate swaps                           $   20.5      $  (0.2)
     Foreign currency forward contracts                 5.7           -

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

P. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999 consisted of the following:

                                                      BFGOODRICH PERFORMANCE MATERIALS           NOVEON, INC.
                                              ------------------------------------------------------------------
                                                                              TWO MONTHS         TEN MONTHS
                                                     YEARS ENDED                 ENDED             ENDED
                                                     DECEMBER 31              FEBRUARY 28       DECEMBER 31
     (IN MILLIONS)                                1999         2000              2001               2001
     -----------------------------------------------------------------------------------------------------------
     Net income (loss)                           $  62.1      $  50.3          $     5.6          $   (20.6)
     Net change in fair value of cash flow
        hedges                                       -            -                  -                 (5.7)
     Cumulative translation adjustment
                                                   (20.8)        (4.1)               2.6               (4.5)
                                              ------------------------------------------------------------------
     Total comprehensive income (loss)
                                                 $  41.3      $  46.2          $     8.2          $   (30.8)
                                              ==================================================================

Accumulated other comprehensive loss of $20.4 million in 2000 and $16.3 million in 1999 represents unrealized translation adjustments and are included in the BFGoodrich Investment.

Q. BUSINESS SEGMENT INFORMATION

The Company's operations are classified into three reportable business segments: Consumer Specialties, Polymer Solutions and Performance Coatings.

The Consumer Specialties Segment is a major global producer of synthetic thickeners, film formers, pharmaceutical actives and intermediates, benzoate preservatives, synthetic food dyes and natural colorants. The Company markets products from the Consumer Specialties Segment to the following primary end-use industries: personal care, pharmaceuticals, and food and beverage. The Consumer Specialties Segment products are sold to customers worldwide. These customers include major manufacturers of cosmetics, personal care products, household products, soft drinks and food products.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


Q. BUSINESS SEGMENT INFORMATION (CONTINUED)

The Polymer Solutions Segment is the largest global supplier of chlorinated Polyvinyl chloride ("CPVC"), thermoplastic polyurethane ("TPU") and reactive liquid polymers ("RLP") and is a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. The Company markets Polymer Solutions Segment products through the primary product categories of specialty plastics and polymer additives. The Polymer Solutions Segment products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

The Performance Coatings Segment is a leading global producer of high-performance polymers for specialty paper, graphic arts, architectural and industrial coatings and textile applications. The Company markets the Performance Coatings Segment through the primary product categories of performance polymers and coatings and textile performance chemicals. The Performance Coatings Segment services major companies in the specialty paper, graphic arts, paints and coatings, and textile industries.

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.

During 2001, the composition of certain business segments was changed to reflect management's current method of analyzing the business. Further, general corporate administrative expenses are no longer associated with individual business segments as they are not considered in the evaluation of, or specifically identifiable with, the business segments. All prior periods have been restated to reflect these changes.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


Q. BUSINESS SEGMENT INFORMATION (CONTINUED)

The Company conducts business on a global basis with manufacturing and sales undertaken in various locations throughout the world. The Company's products are principally sold to customers in North America and Europe.

The following table summarizes business segment information:

                                                            BFGOODRICH PERFORMANCE MATERIALS         NOVEON, INC.
                                                     ---------------------------------------------------------------
                                                                                       TWO MONTHS     TEN MONTHS
                                                                                          ENDED          ENDED
                                                        YEARS ENDED DECEMBER 31        FEBRUARY 28    DECEMBER 31
     (IN MILLIONS)                                        1999           2000             2001           2001
     ---------------------------------------------------------------------------------------------------------------
     Sales:
        Consumer Specialties                             $   287.3      $   283.3        $    45.2      $   238.8
        Polymer Solutions                                    438.5          426.7             73.1          324.4
        Performance Coatings                                 491.9          457.7             68.7          313.2
                                                     ---------------------------------------------------------------
     TOTAL SALES                                         $ 1,217.7      $ 1,167.7        $   187.0      $   876.4
                                                     ===============================================================
     Operating income:
        Consumer Specialties                             $    39.6      $    40.2        $     2.1      $    29.0
        Polymer Solutions                                    105.4           98.3             16.9           59.1
        Performance Coatings                                  70.5           52.5              3.2           29.5
        Corporate costs                                      (72.8)         (68.3)           (11.7)         (56.3)
        Consolidation costs                                  (37.3)         (40.5)             -             (3.1)
                                                     ---------------------------------------------------------------
     TOTAL OPERATING INCOME                              $   105.4      $    82.2        $    10.5      $    58.2
                                                     ===============================================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


Q. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                            BFGOODRICH PERFORMANCE MATERIALS         NOVEON, INC.
                                                     ---------------------------------------------------------------
                                                                                       TWO MONTHS     TEN MONTHS
                                                                                          ENDED          ENDED
                                                        YEARS ENDED DECEMBER 31        FEBRUARY 28    DECEMBER 31
      (IN MILLIONS)                                       1999           2000             2001           2001
      --------------------------------------------------------------------------------------------------------------
      Capital expenditures:
         Consumer Specialties                            $    26.3      $    24.5        $     1.9      $    10.9
         Polymer Solutions                                    18.0           12.9              1.7            7.0
         Performance Coatings                                 30.5           19.7              2.6            7.0
         Corporate                                             4.8            6.9              1.4            3.6
                                                     ---------------------------------------------------------------
      Total capital expenditures                         $    79.6      $    64.0        $     7.6      $    28.5
                                                     ===============================================================

      Depreciation and amortization expense:
         Consumer Specialties                            $    23.5      $    25.0        $     4.4      $    22.9
         Polymer Solutions                                    25.5           22.7              3.8           25.2
         Performance Coatings                                 26.3           29.0              4.5           26.1
         Corporate                                            11.6           10.0              1.7            8.8
                                                     ---------------------------------------------------------------
      Total depreciation and amortization                $    86.9      $    86.7        $    14.4      $    83.0
                                                     ===============================================================

      Net sales:
         United States                                   $   801.8      $   804.6        $   122.6      $   566.0
         Europe                                              223.7          180.0             35.7          158.4
         Other foreign                                       192.2          183.1             28.7          152.0
                                                     ---------------------------------------------------------------
      Total                                              $ 1,217.7      $ 1,167.7        $   187.0      $   876.4
                                                     ===============================================================

      Assets:
         Consumer Specialties                            $   453.9      $   500.7                       $   542.4
         Polymer Solutions                                   397.6          379.4                           528.7
         Performance Coatings                                579.1          479.1                           590.7
                                                     ---------------------------------              ----------------
      Total assets                                       $ 1,430.6      $ 1,359.2                       $ 1,661.8
                                                     =================================              ================

      Property:
         United States                                   $   484.3      $   450.0                       $   511.6
         Europe                                              109.9          104.3                           149.3
         Other foreign                                         6.6            8.9                            11.6
                                                     ---------------------------------              ----------------
      Total                                              $   600.8      $   563.2                       $   672.5
                                                     =================================              ================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


R. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information related to acquisitions accounted for under the purchase method:


     (IN MILLIONS)                                                     1999             2000              2001
     -------------------------------------------------------------------------------------------------------------
     Estimated fair value of tangible assets acquired            $      5.2       $      1.4        $   1,091.8
     Liabilities assumed                                                -                -               (294.4)
     Goodwill and identifiable intangible assets acquired              14.4             10.2              565.7
     Less: Seller Note issued by Noveon Holdings, Inc.                  -                -               (172.0)
                                                             -----------------------------------------------------
     Net cash paid, including fees and expenses                  $     19.6       $     11.6        $   1,191.1
                                                             =====================================================

     Interest paid (net of amount capitalized)                   $      3.3       $      3.6        $      57.0
                                                             =====================================================
     Income taxes paid                                           $      -         $      -          $       4.8
                                                             =====================================================


S. STOCK OPTIONS

Stock Option Plan of Holdings

The Company does not have a stock option plan; however, certain eligible employees of the Company participate in Holdings' Stock Option Plan (the "Holdings' Plan"). Options granted by Holdings vest on each of the first five anniversaries of the grant date at 20% per year subject to continued employment. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Holdings' Plan have been granted at not less than 100% of market value, as determined by the Board of Directors of Holdings, on the date of grant.

Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if Holdings had accounted for its employee stock options under the fair value method described within that statement. The fair value for these options was estimated using the minimum value option pricing method with the following weighted-average assumptions: (1) a risk-free interest rate of 5.8%; (2) a dividend yield of 0.0%; and (3) a weighted average expected life of the options of 7.0 years. The option pricing method requires the input of highly subjective assumptions that can materially affect the fair value estimate. The weighted-average fair value of stock options granted by Holdings during 2001 was $14.33.

For purposes of the pro forma disclosures required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma SFAS 123 net income would have been $0.4 million lower for the ten months ended December 31, 2001. The effects of applying SFAS No. 123 may not be representative of the effects on reportable net income (loss) in future years.

S. STOCK OPTIONS (CONTINUED)

Holdings' stock option activity is as follows for the ten month period ended December 31, 2001:

                                                                  WEIGHTED
                                                                   AVERAGE
  (OPTIONS IN THOUSANDS)                       OPTIONS         EXERCISE PRICE
  ------------------------------------------------------------------------------

  Outstanding at March 1, 2001:                      -           $     -
     Granted                                       323.0             128.57
     Exercised                                       -                 -
     Forfeited                                     (10.0)            128.57
                                          --------------------------------------
  Outstanding at December 31, 2001                 313.0         $   128.57
                                          ======================================

No options were exercisable at December 31, 2001.

Goodrich's Stock Option Plan

As an operating segment of Goodrich, Performance Materials had no employee stock option plan; however, certain eligible employees of Performance Materials participated in BFGoodrich's Stock Option Plan (the "Plan"). Generally, options granted by Goodrich were exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. Certain options are fully exercisable immediately after grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100% of market value (as defined) on the date of grant.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if Goodrich had accounted for its employee stock options under the fair value method described within that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1999      2000
                                                             -----------------

  Risk-free interest rate (%)                                  6.7      5.0
  Dividend yield (%)                                           3.5      3.4
  Volatility factor (%)                                       36.0     37.5
  Weighted average expected life of the options (years)        7.0      7.0

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


S. STOCK OPTIONS (CONTINUED)

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted by Goodrich during 2000 and 1999 were $8.65 and $12.13, respectively.

Goodrich disclosed pro forma expense of $5.3 million and $12.3 million in 2000 and 1999, respectively. These amounts related primarily to stock options. At December 31, 2000 and 1999, employees of Performance Materials had 1,245,442 and 931,093 stock options outstanding, respectively; which represented approximately 14.6% and 11.9%, respectively, of total outstanding options of Goodrich. Using the ratio of options held by Performance Materials' employees to total options outstanding for Goodrich, the Company's pro forma SFAS 123 net income would have been $0.8 million and $1.5 million lower than that reported in 2000 and 1999, respectively.

The Stock Option Plan of BFGoodrich also provides that shares of common stock may be awarded as phantom performance shares to certain key executives having a critical impact on long-term performance.

Dividends are earned on phantom shares and are reinvested in additional phantom shares. Under this plan, compensation expense is recorded based on the extent performance objectives are expected to be met. During 2000 and 1999, Goodrich issued 172,400 and 83,253 phantom performance shares to employees of Performance Materials, respectively. During 2000 and 1999, 10,800 and 3,024 performance shares, respectively, were forfeited by employees of Performance Materials. In 2000 and 1999, $(0.1) million and $0.9 million, respectively, were charged to (income) expense for performance shares. If the provisions of SFAS 123 had been used to account for awards of performance shares, the weighted-average grant-date fair value of performance shares granted in 2000 and 1999 would have been $23.12 and $35.66 per share, respectively.

In 2000, a final pro rata payout (approximately 33,000 shares for employees of Performance Materials) of the 1998 and 1999 performance share awards was made in connection with the Company's adoption of new performance measures. In 1999, a partial payout (approximately 23,000 shares for employees of Performance Materials) of the 1998 performance share awards was made under change in control provisions as a result of Goodrich's merger with Coltec Industries Inc.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


T. RELATED PARTY TRANSACTIONS

In connection with the Acquisition, AEA and affiliates of Credit Suisse First Boston Corporation ("CSFB") and DB, the initial purchases of the notes, provided acquisition advisory services. At the closing, AEA and an affiliate of CSFB and an affiliate of DB received $8.8 million, $5.5 million and $1.7 million, respectively, for these services. In addition, direct expenses of $1.3 million, $0.5 million and $0.1 million, respectively, were reimbursed to them. All of these amounts have been considered in the purchase price allocation.

Affiliates of CSFB and DB were each arrangers and agents of the new credit facilities and received customary fees in connection with these credit facilities. CSFB is an affiliate of DLJMB. DLJMB and DB are stockholders of Holdings.

CSFB and DB are each initial purchasers of the notes and received fees in connection with their initial purchase.

Total debt  financing  fees in  connection  with the  Transactions  paid to
affiliates  of  CSFB  and  DB  were  $10.4   million  and  $19.6   million,
respectively.

The Company entered into management agreements with each of AEA and affiliates of DLJMB and DB. Under the management agreements, the Company will pay AEA, DLJMB and DB an annual fee of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting services and for monitoring and management costs, as applicable. In addition, the Company agreed to indemnify AEA, DLJMB and DB and their respective affiliates for liabilities arising from their actions under the management agreements. The management agreements will remain in effect for as long as the stockholders agreement is in effect.

The Company entered into an advisory services agreement, dated as of February 5, 2001, with CSFB. Under the advisory services agreement, the Company will pay CSFB an annual fee of $0.5 million plus reasonable out-of-pocket expenses as compensation for strategic and financial planning advisory services. In addition, the Company agreed to indemnify CSFB and its respective affiliates for liabilities arising from their actions under the advisory services agreement.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


T. RELATED PARTY TRANSACTIONS (CONTINUED)

For the ten months ended December 31, 2001, the Company recognized management fee expense of $3.3 million.

Noveon Holdings, Inc. issued stock to the Company's Chief Executive Officer and President for a $1.0 million full recourse note. The note carries interest at 7% and is due on November 30, 2011. The note was transferred to the Company and is included in other assets on the balance sheet at December 31, 2001. The Company also reflects a $1.0 million liability to Holdings included in current liabilities at December 31, 2001. The amount due to Holdings was paid subsequent to December 31, 2001.

U. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

CONTINGENCIES

General--There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims, should not have a material effect on the Company's consolidated financial position, results of operations, or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

Environmental--The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party (PRP) by the U.S.
Environmental Protection Agency (EPA), or similar state agencies, in connection with several sites.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


U. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and regulations will not have a material adverse effect on its capital expenditures, earnings, competitive position, or cash flows.

The Company's  environmental  engineers and consultants  review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial selection and implementation, as well as negotiations with other PRPs and governmental agencies.

At December 31, 2001, the Company had recorded total liabilities of $23.7 million, to cover future environmental expenditures. Goodrich has indemnified the Company for environmental liabilities totaling $12.5 million. Accordingly, the current portion of the environmental obligation of $3.0 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich. At December 31, 2000, the Predecessor Company had recorded in accrued expenses and in other non-current liabilities a total of $47.6 million to cover future environmental expenditures. These amounts are recorded on an undiscounted basis.

The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the amounts, if any, cannot be estimated and management believes that they would not have a material adverse effect on the Company's results of operations, financial position or cash flows in a given period.

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The Company's domestic subsidiaries, all of which are directly or indirectly wholly-owned, are the only guarantors of the 11% Senior Subordinated Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Summarized consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows (in thousands):


                                                          TEN MONTHS ENDED DECEMBER 31, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     INCOME STATEMENT DATA               COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Sales                               $   536.4       $   150.1       $   265.8         $  (75.9)    $   876.4
     Cost of sales                           362.8           136.9           204.3            (75.9)        628.1
                                      -----------------------------------------------------------------------------
     Gross profit                            173.6            13.2            61.5              -           248.3
     Selling and administrative              109.7             9.2            41.6              -           160.5
        expenses
     Amortization expense                     10.6             7.6             8.3              -            26.5
     Consolidation costs                       3.1             -               -                -             3.1
                                      -----------------------------------------------------------------------------
     Operating income                         50.2            (3.6)           11.6              -            58.2
     Interest income (expense)--net          (73.4)            1.6            (1.7)             -           (73.5)
     Other income (expense)--net              (0.1)            0.1            (0.7)             -            (0.7)
                                      -----------------------------------------------------------------------------
     Income (loss) before income             (23.3)           (1.9)            9.2              -           (16.0)
        taxes
     Income tax (expense) benefit              -               -              (4.6)             -            (4.6)
                                      -----------------------------------------------------------------------------
     Net income (loss)                   $   (23.3)    $      (1.9)      $     4.6       $      -       $   (20.6)
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                   DECEMBER 31, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     BALANCE SHEET DATA                  COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     CURRENT ASSETS
      Cash and cash equivalents          $     94.6      $     0.3       $    25.1         $     -      $   120.0
      Accounts and notes receivable            62.8           20.1            50.9               -          133.8
      Inventories                              74.5           30.7            35.0               -          140.2
      Prepaid expenses and other                                                                 -
        current assets                          1.5            0.8             2.2                            4.5
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                     233.4           51.9           113.2               -          398.5

     Property, plant and equipment,           416.0           95.6           160.9               -          672.5
        net
     Goodwill--net                            241.8            -             105.1               -          346.9
     Identifiable intangible                    1.5          128.4            62.1               -          192.0
        assets--net
     Intercompany receivables                 443.7            -              63.5            (507.2)         -
     Investment in subsidiaries               252.6          328.9             -              (581.5)         -
     Other assets                              39.5           10.0             2.4               -           51.9
                                      -----------------------------------------------------------------------------
     TOTAL ASSETS                        $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
                                      =============================================================================

     CURRENT LIABILITIES
      Short-term bank debt               $      -        $     -         $     1.3         $     -      $     1.3
      Accounts payable                         59.3           10.4            27.4               -           97.1
      Accrued expenses                         60.2            7.9             6.1               -           74.2
      Income taxes payable                      -              -               1.0               -            1.0
      Current maturities of debt               23.2            -               -                 -           23.2
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                142.7           18.3            35.8               -          196.8

     Long-term debt                           876.2            -               -                 -          876.2
     Postretirement benefits other
        than pensions                           4.6            0.7             -                 -            5.3
     Accrued pensions                          22.1            7.4             3.3               -           32.8
     Deferred income taxes                      -              -              24.6               -           24.6
     Accrued environmental                      1.3           19.4             -                 -           20.7
     Intercompany payables                     70.5          339.7            97.0            (507.2)         -
     Other non-current liabilities              7.4            -               1.8               -            9.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES                      1,124.8          385.5           162.5            (507.2)     1,165.6
     STOCKHOLDER'S EQUITY
     Paid in capital                          527.0            -               -                 -          527.0
     Capital stock of subsidiaries              -            231.2           350.3            (581.5)         -
     Retained earnings (deficit)              (23.3)          (1.9)            4.6               -          (20.6)
     Accumulated other comprehensive
        loss                                    -              -             (10.2)              -          (10.2)
                                      -----------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY               503.7          229.3           344.7            (581.5)       496.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY             $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                          TEN MONTHS ENDED DECEMBER 31, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     CASH FLOW DATA                      COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Net cash provided by operating
        activities                       $   112.3       $     6.6       $    35.0         $     -      $   153.9
     Investing activities:
        Purchases of property, plant
          and equipment                      (14.8)           (6.3)           (7.4)              -          (28.5)
        Proceeds from sale of
          property and business                0.9             -               -                 -            0.9
        Payments made in connection
          with acquisitions; net of       (1,191.1)            -               -                 -       (1,191.1)
          cash acquired
                                      -----------------------------------------------------------------------------
     Net cash used in investing           (1,205.0)           (6.3)           (7.4)              -       (1,218.7)
        activities

     Financing activities:
        Decrease in short-term debt            -               -             (25.8)              -          (25.8)
        Proceeds from issuance of
          long-term debt                     910.0             -               -                 -          910.0
        Repayments of long-term debt          (8.5)            -               -                 -           (8.5)
        Proceeds from sale of
          receivables, net                     -               -              (1.9)              -           (1.9)
        Debt issuance costs                  (44.4)            -               -                 -          (44.4)
        Equity contribution from
          stockholder                        355.0             -               -                 -          355.0
        Intercompany transfers               (24.8)            -              24.8               -            -
                                      -----------------------------------------------------------------------------
     Net cash provided (used) by
        financing activities               1,187.3             -              (2.9)              -        1,184.4
     Effect of exchange rate changes
        on cash and cash equivalents           -               -               0.4               -            0.4
                                      -----------------------------------------------------------------------------
     Increase in cash and cash                94.6             0.3            25.1               -          120.0
        equivalents
     Cash and cash equivalents
        at beginning of period                 -               -               -                 -            -
                                      -----------------------------------------------------------------------------
     Cash and cash equivalents
        at end of period                 $    94.6       $     0.3       $    25.1         $     -      $   120.0
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                          TWO MONTHS ENDED FEBRUARY 28, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     INCOME STATEMENT DATA               COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Sales                                $   120.2       $   26.9       $    56.7         $   (16.8)   $   187.0
     Cost of sales                             85.6           26.0            42.5             (16.8)       137.3
                                      -----------------------------------------------------------------------------
     Gross profit                              34.6            0.9            14.2               -           49.7
     Selling and administrative                25.0            1.7             8.5               -           35.2
        expenses
     Amortization expense                       1.2            2.4             0.4               -            4.0
                                      -----------------------------------------------------------------------------
     Operating income (loss)                    8.4           (3.2)            5.3               -           10.5
     Interest income (expense)--net             0.3            0.7            (0.4)              -            0.6
     Other (expense)--net                      (1.0)           -              (0.5)              -           (1.5)
                                      -----------------------------------------------------------------------------
     Income (loss) before income                7.7           (2.5)            4.4               -            9.6
        taxes
     Income tax (expense) benefit              (3.0)           0.6            (1.6)              -           (4.0)
                                      -----------------------------------------------------------------------------
     Net income (loss)                    $     4.7       $   (1.9)      $     2.8         $     -      $     5.6
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                          TWO MONTHS ENDED FEBRUARY 28, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     CASH FLOW DATA                      COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Net cash used by operating           $   (10.7)      $  (10.6)        $  (10.3)       $     -      $   (31.6)
        activities
     Investing activities:
        Purchases of property, plant
          and equipment                        (5.2)          (0.7)            (1.7)             -           (7.6)
                                      -----------------------------------------------------------------------------
     Net cash used by investing                (5.2)          (0.7)            (1.7)             -           (7.6)
        activities

     Financing activities:
        Decrease in short-term debt             -              -               (3.7)             -           (3.7)
        Proceeds from sale of
          receivables, net                      -              -                0.5              -            0.5
        Transfers from Goodrich                15.9           11.2             13.6              -           40.7
                                      -----------------------------------------------------------------------------
     Net cash provided by financing
        activities                             15.9           11.2             10.4              -           37.5
                                      -----------------------------------------------------------------------------
     Decrease in cash and cash                  -             (0.1)            (1.6)             -           (1.7)
        equivalents
     Cash and cash equivalents
        at beginning of period                  0.1            0.2             15.4              -           15.7
                                      -----------------------------------------------------------------------------
     Cash and cash equivalents
        at end of period                  $     0.1       $    0.1         $   13.8        $     -      $    14.0
                                      =============================================================================



                                                                   DECEMBER 31, 2000
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     INCOME STATEMENT DATA               COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Sales                                $   772.5      $   170.3       $   331.7         $  (106.8)   $ 1,167.7
     Cost of sales                            523.6          150.9           250.9            (105.9)       819.5
                                      -----------------------------------------------------------------------------
     Gross profit                             248.9           19.4            80.8              (0.9)       348.2
     Selling and administrative               144.8            9.1            47.2               -          201.1
        expenses
     Amortization expense                       8.2           14.5             1.7               -           24.4
     Consolidation costs                       38.8            -               1.7               -           40.5
                                      -----------------------------------------------------------------------------
     Operating income (loss)                   57.1           (4.2)           30.2              (0.9)        82.2
     Interest income (expense)--net             1.9            3.4            (0.9)              -            4.4
     Other income (expense)--net                0.8            -              (1.2)              -           (0.4)
                                      -----------------------------------------------------------------------------
     Income (loss) before income               59.8           (0.8)           28.1              (0.9)        86.2
        taxes
     Income tax (expense) benefit             (24.6)          (2.1)           (9.5)              0.3        (35.9)
                                      -----------------------------------------------------------------------------
     Net income (loss)                    $    35.2      $    (2.9)      $    18.6         $    (0.6)   $    50.3
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                   DECEMBER 31, 2000
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     BALANCE SHEET DATA                  COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     CURRENT ASSETS
      Cash and cash equivalents           $     0.1      $     0.2       $    15.4         $     -      $    15.7
      Accounts and notes receivable           109.9           15.0            56.7               -          181.6
      Inventories                              87.8           33.2            50.3              (3.9)       167.4
      Deferred income taxes                    17.1           (1.1)            -                 -           16.0
      Prepaid expenses and other
        current assets                          1.0            0.5             3.3               -            4.8
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                     215.9           47.8           125.7              (3.9)       385.5

     Property, plant and equipment,           344.4          105.6           113.2               -          563.2
        net
     Prepaid pension                           19.3            6.4             -                 -           25.7
     Goodwill--net                             86.8          192.6            27.6               -          307.0
     Identifiable intangible                    6.9           50.9             1.1               -           58.9
        assets--net
     Intercompany receivables                 104.5           87.1           125.9            (317.5)         -
     Investment in subsidiaries               511.5           47.8             -              (559.3)         -
     Other assets                              23.0            0.7            (4.8)              -           18.9
                                      -----------------------------------------------------------------------------
     TOTAL ASSETS                         $ 1,312.3      $   538.9       $   388.7         $  (880.7)   $ 1,359.2
                                      =============================================================================

     CURRENT LIABILITIES
      Short-term bank debt                $     -        $     0.1       $    29.0         $     -      $    29.1
      Accounts payable                         75.9           13.0            31.7               -          120.6
      Accrued expenses                         56.8           13.3             7.8               -           77.9
      Income taxes payable                     34.5           (6.6)            9.5              (0.3)        37.1
      Current maturities of                     -              -               0.9               -            0.9
        long-term debt
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                167.2           19.8            78.9              (0.3)       265.6

     Postretirement benefits
        other than pensions                    61.4            7.1             -                 -           68.5
     Accrued pensions                           3.6            1.2             0.9               -            5.7
     Deferred income taxes                     46.9           18.3             -                 -           65.2
     Accrued environmental                      0.2           38.1             -                 -           38.3
     Intercompany payables                    124.9           60.4           132.2            (317.5)         -
     Other non-current liabilities              1.5            0.6             3.4               -            5.5
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES                        405.7          145.5           215.4            (317.8)       448.8

     BFGoodrich investment                    906.6            1.8             5.6              (3.6)       910.4
     Capital stock of subsidiaries              -            391.6           167.7            (559.3)         -
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES AND
        BFGOODRICH INVESTMENT             $ 1,312.3      $   538.9       $   388.7         $  (880.7)   $ 1,359.2
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                             YEAR ENDED DECEMBER 31, 2000
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     CASH FLOW DATA                      COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Net cash provided by operating
        activities                        $   132.7       $   14.6       $    33.6         $     -      $   180.9
     Investing activities:
        Purchases of property, plant
          and equipment                       (31.9)         (13.7)          (18.4)              -          (64.0)
        Proceeds from sale of
          property and business                 0.3            -               -                 -            0.3
        Payments made in connection
          with acquisitions, net of
          cash acquired                       (11.6)           -               -                 -          (11.6)
                                      -----------------------------------------------------------------------------
     Net cash used by investing
        activities                            (43.2)         (13.7)          (18.4)              -          (75.3)

     Financing activities:
        Decrease in short-term debt             -              -             (11.3)              -          (11.3)
        Repayment of long-term debt             -              -              (0.3)              -           (0.3)
        Proceeds from sale of
          receivables, net                      -              -              (1.9)              -           (1.9)
        Transfers (to)/from Goodrich          (89.8)          (1.0)            4.1               -          (86.7)
                                      -----------------------------------------------------------------------------
     Net cash used by financing
        activities                            (89.8)          (1.0)           (9.4)              -         (100.2)

     Effect of exchange rate changes
        on cash and cash equivalents            -              -              (0.3)              -           (0.3)
                                      -----------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                   (0.3)          (0.1)            5.5               -            5.1
     Cash and cash equivalents
        at beginning of year                    0.4            0.3             9.9               -           10.6
                                      -----------------------------------------------------------------------------
     Cash and cash equivalents
        at end of year                    $     0.1      $     0.2       $    15.4         $     -      $    15.7
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                             YEAR ENDED DECEMBER 31, 1999
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     INCOME STATEMENT DATA               COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Sales                                $   789.7      $   191.9       $   336.6         $  (100.5)   $ 1,217.7
     Cost of sales                            514.5          162.0           255.5             (99.8)       832.2
                                      -----------------------------------------------------------------------------
     Gross profit                             275.2           29.9            81.1              (0.7)       385.5
     Selling and administrative               158.2           12.5            47.5               -          218.2
     expenses
     Amortization expense                       6.8           15.8             2.0               -           24.6
     Consolidation costs                       37.3            -               -                 -           37.3
                                      -----------------------------------------------------------------------------
     Operating income (loss)                   72.9            1.6            31.6              (0.7)       105.4
     Interest income (expense)--net             1.0            3.6            (4.1)              -            0.5
     Other income (expense)--net                -              0.1            (1.6)              -           (1.5)
                                      -----------------------------------------------------------------------------
     Income (loss) before income tax           73.9            5.3            25.9              (0.7)       104.4
     Income tax (expense) benefit             (28.2)          (4.2)          (10.2)              0.3        (42.3)
                                      -----------------------------------------------------------------------------
     Net income (loss)                    $    45.7      $     1.1       $    15.7         $    (0.4)   $    62.1
                                      =============================================================================


                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                             YEAR ENDED DECEMBER 31, 1999
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     CASH FLOW DATA                      COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     Net cash provided by operating
        activities                        $    85.5       $   34.7       $    35.9         $     -      $   156.1
     Investing activities:
        Purchases of property, plant
          and equipment                       (37.6)         (15.1)          (26.9)              -          (79.6)
        Proceeds from sale of
          property and business                 -              -               1.9               -            1.9
        Payments made in connection
          with acquisitions, net of           (19.6)           -               -                 -          (19.6)
          cash acquired
                                      -----------------------------------------------------------------------------
     Net cash used by investing               (57.2)         (15.1)          (25.0)              -          (97.3)
        activities

     Financing activities:
        Decrease in short-term debt             -              -             (21.4)              -          (21.4)
        Repayment of long-term debt             -              -              (4.7)              -           (4.7)
        Proceeds from sale of
          receivables, net                      -              -               0.2               -            0.2
        Transfers (to)/from Goodrich          (28.0)         (20.2)           19.7               -          (28.5)
                                      -----------------------------------------------------------------------------
     Net cash used by financing               (28.0)         (20.2)           (6.2)              -          (54.4)
        activities

     Effect of exchange rate changes
        on cash and cash equivalents            -              -              (0.4)              -           (0.4)
                                      -----------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                    0.3           (0.6)            4.3               -            4.0
     Cash and cash equivalents
        at beginning of year                    0.1            0.9             5.6               -            6.6
                                      -----------------------------------------------------------------------------
     Cash and cash equivalents
        at end of year                    $     0.4       $    0.3       $     9.9         $     -      $    10.6
                                      =============================================================================



                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

           Notes to Consolidated Financial Statements (continued)

W. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2001 and 2000 follows:

                                        BFGOODRICH
                                        PERFORMANCE
                                         MATERIALS                            NOVEON, INC.
                                      ------------------------------------------------------------------------------
                                            TWO             ONE
                                          MONTHS           MONTH
                                           ENDED           ENDED          SECOND         THIRD          FOURTH
                                        FEBRUARY 28       MARCH 31       QUARTER        QUARTER        QUARTER
                                    ------------------------------------------------------------------------------
     2001
     Net sales                        $      187.0     $    95.8      $   271.1      $   262.4      $   247.1
     Gross profit                             49.7          27.8           70.7           70.8           79.0
     Operating income                         10.5           9.4           12.7           15.0           21.1
     Income (loss) from continuing
        operations                             5.6          (0.6)          (6.9)          (6.0)          (7.1)
     Net income (loss)                         5.6          (0.6)          (6.9)          (6.0)          (7.1)



                                                                    BFGOODRICH PERFORMANCE MATERIALS
                                                     -------------------------------------------------------------
                                                         FIRST          SECOND         THIRD          FOURTH
                                                        QUARTER        QUARTER        QUARTER        QUARTER
                                                    --------------------------------------------------------------
     2000
     Net sales                                       $   307.7      $   298.4      $   284.9      $   276.7
     Gross profit                                         93.5           89.3           84.2           81.2
     Operating income (loss)                              35.7           32.6           27.4          (13.5)
     Income (loss) from continuing
        operations                                        21.2           15.6           20.8           (7.3)
     Net income (loss)                                    21.2           15.6           20.8           (7.3)



The  fourth   quarter  of  2000  includes  a  $40.5   million   charge  for
consolidation costs.