Form 10-Q
period 2002-03-31
NOVEON INC
filed 2002-05-15
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 2002

                                     or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to              .
                                      -------------    -------------

                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)



         Delaware                     File No. 333-61812                  13-4143915
--------------------------     -------------------------------     -----------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 15, 2002, there is 1 share of registrant's Common Stock outstanding.

                                Noveon, Inc.

              Periods of Three Months Ended March 31, 2002 and
                       One Month Ended March 31, 2001
                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                Period of Two Months Ended February 28, 2001


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statement of Operations--Two
                  months ended February 28, 2001, one month ended
                  March 31, 2001, and three months ended March 31,
                  2002....................................................2

               Condensed Consolidated Balance Sheet--December 31, 2001
                  and March 31, 2002......................................3

               Condensed Consolidated Statement of Cash Flows--Two
                  months ended February 28, 2001, one month ended
                  March 31, 2001, and three months ended March 31,
                  2002....................................................4

               Notes to Condensed Consolidated Financial
                  Statements..............................................5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................21

     Item 3.   Quantitative and Qualitative Disclosures of Market
               Risk......................................................32

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K .........................33


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

               Condensed Consolidated Statement of Operations
                           (dollars in millions)
                                (unaudited)

                                                     BFGOODRICH
                                                    PERFORMANCE
                                                     MATERIALS               NOVEON, INC.
                                                  ----------------------------------------------------
                                                     TWO MONTHS       ONE MONTH      THREE MONTHS
                                                       ENDED            ENDED            ENDED
                                                    FEBRUARY 28,      MARCH 31,        MARCH 31,
                                                        2001            2001             2002
                                                  ----------------------------------------------------
Sales                                                $   187.0        $    95.8        $  259.4
Cost of sales                                            137.3             68.0           177.0
                                                  ----------------------------------------------------

Gross profit                                              49.7             27.8            82.4
Selling and administrative expenses                       35.2             15.7            49.1
Amortization expense                                       4.0              2.7             3.8
Consolidation costs                                        -                -               0.1
                                                  ----------------------------------------------------

Operating income                                          10.5              9.4            29.4
Interest income (expense)--net                             0.6             (9.7)          (19.3)
Other (expense)--net                                      (1.5)            (0.7)           (0.2)
                                                  ----------------------------------------------------
Income (loss) before income taxes                          9.6             (1.0)            9.9
Income tax (expense) benefit                              (4.0)             0.4            (1.4)
                                                  ----------------------------------------------------
Net income (loss)                                    $     5.6        $    (0.6)       $    8.5
                                                  ====================================================


See notes to condensed consolidated financial statements.



                                Noveon, Inc.

                    Condensed Consolidated Balance Sheet
                           (dollars in millions)


                                                                   DECEMBER 31, 2001   MARCH 31, 2002
                                                                  ---------------------------------------
                                                                                         (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                              $   120.0          $   110.7
Accounts and notes receivable, less allowances for doubtful
   receivables ($8.7 and $8.2 at December 31, 2001
   and March 31, 2002, respectively)                                       133.8              152.0
Inventories                                                                140.2              135.7
Prepaid expenses and other current assets                                    4.5                9.2
                                                                  ---------------------------------------
TOTAL CURRENT ASSETS                                                       398.5              407.6

Property, plant and equipment--net                                         672.5              655.1
Goodwill--net                                                              346.9              351.4
Identifiable intangible assets--net                                        192.0              188.5
Other assets                                                                51.9               48.3
                                                                  ---------------------------------------
TOTAL ASSETS                                                           $ 1,661.8          $ 1,650.9
                                                                  =======================================

CURRENT LIABILITIES
Short-term bank debt                                                   $     1.3          $     1.4
Accounts payable                                                            97.1               93.5
Accrued expenses                                                            74.2               64.3
Income taxes payable                                                         1.0                2.2
Current maturities of long-term debt                                        23.2               23.1
                                                                  ---------------------------------------
TOTAL CURRENT LIABILITIES                                                  196.8              184.5

Long-term debt                                                             876.2              868.7
Postretirement benefits other than pensions                                  5.3                5.5
Accrued pensions                                                            32.8               34.2
Deferred income taxes                                                       24.6               24.6
Accrued environmental                                                       20.7               20.7
Other non-current liabilities                                                9.2                7.7

STOCKHOLDER'S EQUITY
Common stock                                                                 -                  -
Paid in capital                                                            527.0              527.0
Retained deficit                                                           (20.6)             (12.1)
Accumulated other comprehensive loss                                       (10.2)              (9.9)
                                                                  ---------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                 496.2              505.0
                                                                  ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 1,661.8          $ 1,650.9
                                                                  =======================================


See notes to condensed consolidated financial statements.



                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

               Condensed Consolidated Statement of Cash Flows
                           (dollars in millions)
                                (unaudited)


                                                                   BFGOODRICH
                                                                  PERFORMANCE
                                                                   MATERIALS               NOVEON, INC.
                                                                ----------------------------------------------------
                                                                   TWO MONTHS       ONE MONTH      THREE MONTHS
                                                                     ENDED            ENDED            ENDED
                                                                  FEBRUARY 28,      MARCH 31,        MARCH 31,
                                                                      2001            2001             2002
                                                                ----------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                  $    5.6         $     (0.6)       $     8.5
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
Depreciation and amortization                                          14.4                8.8             20.9
Deferred income taxes                                                  (5.2)              (0.2)             -
Debt issuance cost amortization in interest expense                     -                  2.4              1.4
Change in assets and liabilities, net of effects of
  acquisitions and
  dispositions of businesses                                          (46.4)               0.3            (28.0)
                                                                ----------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (31.6)              10.7              2.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment                             (7.6)              (2.3)            (4.9)
Payments made in connection with acquisitions, net of cash
acquired                                                                -             (1,186.8)             -
                                                                ----------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                (7.6)          (1,189.1)            (4.9)

FINANCING ACTIVITIES
Increase (decrease) in short-term debt                                 (3.7)             (23.9)             0.1
Payments on long-term borrowings                                        -                  -               (7.2)
Proceeds from issuance of long-term debt                                -                910.0              -
Proceeds from sale of receivables, net                                  0.5                -                -
Debt issuance costs                                                     -                (43.3)             -
Equity contribution from Stockholder                                    -                355.0              -
Transfers from Parent                                                  40.7                -                -
                                                                ----------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       37.5            1,197.8             (7.1)

Effect of exchange rate changes on cash and cash equivalents            -                 (0.1)            (0.1)
                                                                ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (1.7)              19.3             (9.3)
Cash and cash equivalents at beginning of period                       15.7                -              120.0
                                                                ----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   14.0         $     19.3        $   110.7
                                                                ====================================================

Non-Cash transactions
   Equity contribution                                             $    -           $    172.0        $     -
                                                                ====================================================


See notes to condensed consolidated financial statements.


                                Noveon, Inc.
                Period of three months ended March 31, 2002
                     and one month ended March 31, 2001
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)
                Period of two months ended February 28, 2001

      Notes to Condensed Consolidated Financial Statements (unaudited)


A.   ACQUISITION

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company"), an operating segment of The BFGoodrich Company ("Goodrich").

Under the terms of the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the final working capital adjustment will be determined subsequent to March 31, 2002, which may require a change to the original purchase price. Goodrich has computed a $25.0 million working capital adjustment that is equal to the upward adjustment limit under the terms of the Agreement. Under the terms of the Agreement, the Company is disputing Goodrich's working capital adjustment. The parties have not been able to settle their differences, and the disputed matters will be forwarded to an independent third party for resolution. The decision by the third party will be final and binding on all parties. Any amounts finally determined to be due to Goodrich as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received by the Company as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The adjustment to purchase price for the working capital adjustment will be reflected in the financial statements upon the resolution of the working capital dispute.

The following unaudited pro forma data summarize the results of operations for the three months ended March 31, 2001 as if the Company had been acquired as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the acquisition, are excluded from the pro forma results. These pro forma amounts (in millions) do not purport to be indicative of the results that would have actually been attained if the acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

                Net sales                   $  281.7
                Operating income                15.7
                Net loss                       (15.5)

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The condensed consolidated statement of operations for the two months ended February 28, 2001 reflects the results of the Predecessor Company prior to the acquisition. The results for the Predecessor Company are not necessarily comparable to those of the Company because of the exclusion of certain businesses from the acquisition and changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition.

Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of Noveon Holdings, Inc. ("Holdings").

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


C.   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other
Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 in the Company's first quarter of 2002. During the second quarter of 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the financial position and results of operations of the Company.

After giving effect to the non-amortization provisions of SFAS No. 142, net income for the two month period ended February 28, 2001 and the one month period ended March 31, 2001 would have been $8.6 million and $0.3 million, respectively.

Intangible assets that continue to be subject to amortization are comprised of the following at March 31, 2002:

                              GROSS                            NET
                            CARRYING        ACCUMULATED      CARRYING
                             AMOUNT        AMORTIZATION       AMOUNT
                       ----------------------------------------------------

     Technology              $   158.5        $  12.2         $   146.3
     Trademarks                   46.0            3.8              42.2
                       ----------------------------------------------------
     Total                   $   204.5        $  16.0         $   188.5
                       ====================================================

Amortization expense for the intangible assets subject to amortization was $3.8 million for the three months ended March 31, 2002 and is estimated to be approximately $14.0 million annually for the next five fiscal years.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


C.   NEW ACCOUNTING STANDARDS (CONTINUED)

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (i.e., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Company adopted this Statement effective January 1, 2002. The effect of adoption had no impact to the Company's consolidated financial condition or results of operations.

D.   INVENTORIES

The components of inventory consist of the following:

                                       DECEMBER 31,        MARCH 31,
                                           2001               2002
                                     --------------------------------------
                                                (in millions)

     Raw materials                       $      30.2       $      30.1
     Work in process                             2.5               2.7
     Finished products                         107.5             102.9
                                     --------------------------------------
                                         $     140.2       $     135.7
                                     ======================================

At December 31, 2001 and March 31, 2002, LIFO inventory approximated replacement cost.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


E.   INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by Holdings. Income tax expense in the Company's consolidated statement of operations is calculated on a separate tax return basis as if the Company had operated as a stand-alone entity. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Management has determined, based on the Company's capital structure and lack of prior earnings history based on this structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of the net deferred tax assets. As a result, a valuation allowance exists at March 31, 2002. Income tax expense associated with income before income taxes has been significantly offset by the reversal of certain valuation allowance amounts associated with the utilization of net operating loss carryforwards for the three months ended March 31, 2002.

F.   SEGMENT INFORMATION

The Company's operations are classified into three reportable business segments: Consumer Specialties, Polymer Solutions and Performance Coatings. They serve various end-user applications such as personal care, pharmaceuticals, printing, textiles, industrial, construction and automotive. The Company's major products are Estane(R) (thermoplastic polyurethane), TempRite(R) (high-heat-resistant plastics), synthetic thickeners and emulsifiers polymer emulsions, resins and additives, and textile thickeners, binders, emulsions and compounds.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


F.   SEGMENT INFORMATION (CONTINUED)

Segment operating income is total segment revenue reduced by operating expenses identifiable within that business segment. Consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.


                                       BFGOODRICH
                                 PERFORMANCE MATERIALS                        NOVEON, INC.
                               ---------------------------------------------------------------------------------
                                 TWO MONTHS                 ONE MONTH                THREE MONTHS
                                    ENDED                     ENDED                      ENDED
                                FEBRUARY 28,                MARCH 31,                  MARCH 31,
                                    2001           %          2001           %           2002            %
                               ---------------------------------------------------------------------------------
                                                           (dollars in millions)
     Sales
        Consumer Specialties       $   45.2       24.2%      $   25.1       26.2%       $  66.9         25.8%
        Polymer Solutions              73.1       39.1%          36.9       38.5%          98.1         37.8%
        Performance Coatings           68.7       36.7%          33.8       35.3%          94.4         36.4%
                               ---------------------------------------------------------------------------------
     Total sales                   $  187.0      100.0%      $   95.8      100.0%       $ 259.4        100.0%
                               =================================================================================

     Gross profit
        Consumer Specialties       $   10.5       23.2%      $    7.3       29.1%       $  20.0         29.9%
        Polymer Solutions              25.6       35.0%          12.7       34.4%          36.1         36.8%
        Performance Coatings           13.6       19.8%           7.8       23.1%          26.3         27.9%
                               ----------------          ----------------          ------------------
     Total gross profit            $   49.7       26.6%      $   27.8       29.0%       $  82.4         31.8%
                               ================          ================          ==================

     Operating income (loss)
        Consumer Specialties       $    2.1        4.6%      $    4.1       16.3%       $  10.6         15.8%
        Polymer Solutions              16.9       23.1%           8.7       23.6%          21.3         21.7%
        Performance Coatings            3.2        4.7%           3.0        8.9%          15.1         16.0%
        Corporate Costs               (11.7)      (6.3)%         (6.4)      (6.7)%        (17.5)        (6.7)%
        Consolidation costs             -          -              -          -             (0.1)         -
                               ----------------          ----------------          ------------------
     Total operating income        $   10.5        5.6%      $    9.4        9.8%       $  29.4         11.3%
                               ================          ================          ==================

                                                          DECEMBER 31,                MARCH 31,
                                                              2001          %            2002           %
                                                         -------------------------------------------------------
                                                                         (dollars in millions)
     Assets
        Consumer Specialties                                 $  542.4       32.6%       $   542.9       32.9%
        Polymer Solutions                                       528.7       31.8%           525.7       31.8%
        Performance Coatings                                    590.7       35.6%           582.3       35.3%
                                                         -------------------------------------------------------
     Total assets                                            $1,661.8      100.0%       $ 1,650.9      100.0%
                                                         =======================================================


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

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


G.   COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of the following:

                                               BFGOODRICH
                                              PERFORMANCE
                                               MATERIALS              NOVEON, INC.
                                            --------------------------------------------------
                                               TWO MONTHS       ONE MONTH      THREE MONTHS
                                                 ENDED            ENDED            ENDED
                                              FEBRUARY 28,      MARCH 31,        MARCH 31,
                                                  2001             2001            2002
                                            --------------------------------------------------
                                                              (in millions)

  Net income (loss)                             $   5.6         $  (0.6)          $   8.5
  Net change related to cash flow hedges            -               -                 1.3
  Cumulative translation adjustment                 2.6            (2.6)             (1.0)
                                            --------------------------------------------------
  Total comprehensive income (loss)             $   8.2         $  (3.2)          $   8.8
                                            ==================================================


H. RESTRUCTURING AND CONSOLIDATION COSTS

In conjunction with the Company's plan to restructure and streamline its operations in order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company restructured its colorants business in Cincinnati, Ohio and discontinued its flush pigments and colorformers product lines in June 2001 and reduced headcount at other facilities. Through these restructuring efforts, the Company will be eliminating approximately 480 positions. Approximately 77% of the affected employees have left their positions as of March 31, 2002. The restructuring accrual included in the purchase price allocation is summarized below:


                                         BALANCE                                            BALANCE
                                       JANUARY 1,                                          MARCH 31,
     (IN MILLIONS)                        2002            PROVISION       ACTIVITY           2002
     -----------------------------------------------------------------------------------------------------

     Personnel related costs             $    6.0           $   -           $  (1.1)          $   4.9
     Facility closure costs                   0.7               -              (0.1)              0.6
                                   -----------------------------------------------------------------------
                                         $    6.7           $   -           $  (1.2)          $   5.5
                                   =======================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


H.   RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

Consolidation accruals relating to pre-acquisition restructuring plans at March 31, 2002 consisted of:


                                         BALANCE                                            BALANCE
                                       JANUARY 1,                                          MARCH 31,
     (IN MILLIONS)                        2002            PROVISION       ACTIVITY           2002
     -----------------------------------------------------------------------------------------------------

     Personnel related costs             $    0.2           $   -           $  (0.2)          $   -
     Relocation and restructuring
        expense                               -                 0.1            (0.1)              -
                                   -----------------------------------------------------------------------
                                         $    0.2           $   0.1         $  (0.3)          $   -
                                   =======================================================================


I.   CONTINGENCIES

General--There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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


I.   CONTINGENCIES (CONTINUED)

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

At March 31, 2002, the Company had recorded total liabilities of $23.7 million to cover future environmental expenditures. Goodrich has indemnified the Company for environmental liabilities totaling $12.5 million. Accordingly, the current portion of the environmental obligation of $3.0 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich. These amounts are recorded on an undiscounted basis.

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


                                                           THREE MONTHS ENDED MARCH 31, 2002
                                 ---------------------------------------------------------------------------------------
                                                     COMBINED         COMBINED
                                       THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                COMPANY       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- ---------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)

Sales                              $     163.4     $      41.4      $      78.8       $     (24.2)     $     259.4
Cost of sales                            105.9            35.7             59.6             (24.2)           177.0
                                 ---------------------------------------------------------------------------------------
Gross profit                              57.5             5.7             19.2               -               82.4
Selling and administrative
   expenses                               35.3             2.6             11.2               -               49.1
Amortization expense                       -               2.1              1.7               -                3.8
Consolidation costs                        -               -                0.1               -                0.1
                                 ---------------------------------------------------------------------------------------
Operating income                          22.2             1.0              6.2               -               29.4
Interest income (expense)--net
                                         (19.1)            0.3             (0.5)              -              (19.3)
Other (expense)--net                        -               -              (0.2)              -               (0.2)
                                 ---------------------------------------------------------------------------------------
Income before income taxes                 3.1             1.3              5.5               -                9.9
Income tax expense                        (0.1)           (0.1)            (1.2)              -               (1.4)
                                 ---------------------------------------------------------------------------------------
Net income                         $       3.0     $       1.2      $       4.3       $       -        $       8.5
                                 =======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                    MARCH 31, 2002
                                 ---------------------------------------------------------------------------------------
                                                    COMBINED          COMBINED
                                      THE          GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                  COMPANY       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS          TOTAL
-------------------------------- ---------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents            $     78.3     $      0.2        $     32.2       $      -          $    110.7
Accounts and notes receivable              72.8           23.4              55.8              -               152.0
Inventories                                75.7           26.9              33.1              -               135.7
Prepaid expenses and other
   current assets                           5.6            1.2               2.4              -                 9.2
                                 ---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                      232.4           51.7             123.5              -               407.6

Property, plant and                       408.7           94.7             151.7              -               655.1
   equipment-net
Goodwill, net                             241.8            -               109.6              -               351.4
Identifiable intangible                     1.5          126.3              60.7              -               188.5
  assets-net
Intercompany receivables                  460.1            0.3              68.2           (528.6)              -
Investment in subsidiaries                280.2          328.9               -             (609.1)              -
Other assets                               35.7           10.2               2.4              -                48.3
                                 ---------------------------------------------------------------------------------------
TOTAL ASSETS                         $  1,660.4     $    612.1        $    516.1       $ (1,137.7)       $  1,650.9
                                 =======================================================================================
CURRENT LIABILITIES
Short-term bank debt                 $      -       $      -          $      1.4       $      -          $      1.4
Accounts payable                           59.2            6.4              27.9              -                93.5
Accrued expenses                           48.2            7.9               8.2              -                64.3
Income taxes payable                        -              -                 2.2              -                 2.2
Current maturities of debt                 23.1            -                 -                -                23.1
                                 ---------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                 130.5           14.3              39.7              -               184.5

Long-term debt                            868.7            -                 -                -               868.7
Postretirement benefits
   other than pensions                      4.9            0.6               -                -                 5.5
Accrued pensions                           23.9            6.8               3.5              -                34.2
Deferred income taxes                       -              -                24.6              -                24.6
Accrued environmental                       1.3           19.4               -                -                20.7
Intercompany payables                      90.6          340.0              98.0           (528.6)              -
Other non-current liabilities               5.8            -                 1.9              -                 7.7
                                 ---------------------------------------------------------------------------------------
TOTAL LIABILITIES                       1,125.7          381.1             167.7           (528.6)          1,145.9

STOCKHOLDER'S EQUITY
Capital stock of subsidiaries               -            237.6             371.5           (609.1)              -
Paid in capital                           527.0            -                 -                -               527.0
Retained earnings (deficit)                 7.7           (6.6)            (13.2)             -               (12.1)
Accumulated other
   comprehensive loss                       -              -                (9.9)             -                (9.9)
                                 ---------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                534.7          231.0             348.4           (609.1)            505.0
                                 ---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY              $  1,660.4     $    612.1        $    516.1       $ (1,137.7)       $  1,650.9
                                 =======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                          THREE MONTHS ENDED MARCH 31, 2002
                                 --------------------------------------------------------------------------------------
                                                    COMBINED          COMBINED
                                      THE          GUARANTOR       NON-GUARANTOR
CASH FLOW DATA                      COMPANY       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTAL
-------------------------------- --------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Net cash provided (used) by
   operating activities              $    (5.9)     $      0.7        $      8.0       $      -          $      2.8
Investing activities:
   Purchases of property,
     plant and equipment                  (3.2)           (0.8)             (0.9)             -                (4.9)
                                 --------------------------------------------------------------------------------------
Net cash used by investing
   activities                             (3.2)           (0.8)             (0.9)             -                (4.9)
Financing activities:
   Increase in short-term debt             -               -                 0.1              -                 0.1
   Payments on long-term
     borrowings                           (7.2)            -                 -                -                (7.2)
   Intercompany transfers                  -               -                 -                -                 -
                                 --------------------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                   (7.2)            -                 0.1              -                (7.1)
Effect of exchange rate
   changes on cash and cash
   equivalents                             -               -                (0.1)             -                (0.1)
                                 --------------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents                  (16.3)           (0.1)              7.1              -                (9.3)
Cash and cash equivalents
   at beginning of period                 94.6             0.3              25.1              -               120.0
                                 --------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                  $    78.3      $      0.2        $     32.2       $      -          $    110.7
                                 ======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                            ONE MONTH ENDED MARCH 31, 2001
                                 --------------------------------------------------------------------------------------
                                                    COMBINED         COMBINED
                                      THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA               COMPANY       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- --------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Sales                                $    61.0      $     14.8       $    28.9         $    (8.9)       $    95.8
Cost of sales                             42.1            14.1            20.7              (8.9)            68.0
                                 --------------------------------------------------------------------------------------
Gross profit                              18.9             0.7             8.2               -               27.8
Selling and administrative
   expenses                               11.1             0.8             3.8               -               15.7
Amortization expense                       1.4             1.1             0.2               -                2.7
                                 --------------------------------------------------------------------------------------
Operating income (loss)                    6.4            (1.2)            4.2               -                9.4
Interest income (expense)-net             (9.4)            0.2            (0.5)              -               (9.7)
Other (expense)--net                      (0.3)            -              (0.4)              -               (0.7)
                                 --------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                  (3.3)           (1.0)            3.3               -               (1.0)
Income tax (expense) benefit               1.5            (0.1)           (1.0)              -                0.4
                                 --------------------------------------------------------------------------------------
Net income (loss)                    $    (1.8)     $     (1.1)      $     2.3         $     -          $    (0.6)
                                 ======================================================================================

                                                          TWO MONTHS ENDED FEBRUARY 28, 2001
                                 --------------------------------------------------------------------------------------
                                                    COMBINED         COMBINED
                                      THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA               COMPANY       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- --------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Sales                                $   120.2      $     26.9       $    56.7         $   (16.8)       $   187.0
Cost of sales                             85.6            26.0            42.5             (16.8)           137.3
                                 --------------------------------------------------------------------------------------
Gross profit                              34.6             0.9            14.2               -               49.7
Selling and administrative
   expenses                               25.0             1.7             8.5               -               35.2
Amortization expense                       1.2             2.4             0.4               -                4.0
                                 --------------------------------------------------------------------------------------
Operating income (loss)                    8.4            (3.2)            5.3               -               10.5
Interest income (expense)--net
                                           0.3             0.7            (0.4)              -                0.6
Other (expense)--net                      (1.0)            -              (0.5)              -               (1.5)
                                 --------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                   7.7            (2.5)            4.4               -                9.6
Income tax (expense) benefit              (3.0)            0.6            (1.6)              -               (4.0)
                                 --------------------------------------------------------------------------------------
Net income (loss)                    $     4.7      $     (1.9)      $     2.8         $     -          $     5.6
                                 ======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                            ONE MONTH ENDED MARCH 31, 2001
                                 --------------------------------------------------------------------------------------
                                                    COMBINED          COMBINED
                                      THE          GUARANTOR        NON-GUARANTOR
CASH FLOW DATA                      COMPANY       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTAL
-------------------------------- --------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Net cash provided by
   operating activities              $     2.6      $      0.6        $      7.5       $      -          $     10.7
Investing activities:
   Purchases of property,
     plant and equipment                  (1.2)           (0.4)             (0.7)             -                (2.3)
Payments made in connection
   with acquisitions; net of
   cash acquired                      (1,186.8)            -                 -                -            (1,186.8)
                                 --------------------------------------------------------------------------------------
Net cash used by investing
   activities                         (1,188.0)           (0.4)             (0.7)             -            (1,189.1)
Financing activities:
   Decrease in short-term debt             -               -               (23.9)             -               (23.9)
   Proceeds from issuance of
     long-term debt                      910.0             -                 -                -               910.0
   Debt issuance costs                   (43.3)            -                 -                -               (43.3)
   Equity contribution from
     stockholder                         355.0             -                 -                -               355.0
   Intercompany transfers                (24.8)            -                24.8              -                 -
                                 --------------------------------------------------------------------------------------
Net cash provided by
   financing activities                1,196.9             -                 0.9              -             1,197.8
Effect of exchange rate
   changes on cash and cash
   equivalents                             -               -                (0.1)             -                (0.1)
                                 --------------------------------------------------------------------------------------
Increase in cash and cash
   equivalents                            11.5             0.2               7.6              -                19.3
Cash and cash equivalents
   at beginning of period                  -               -                 -                -                 -
                                 --------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                  $    11.5      $      0.2        $      7.6       $      -          $     19.3
                                 ======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                          TWO MONTHS ENDED FEBRUARY 28, 2001
                                 --------------------------------------------------------------------------------------
                                                    COMBINED         COMBINED
                                      THE          GUARANTOR      NON-GUARANTOR
CASH FLOW DATA                      COMPANY       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
-------------------------------- --------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)

Net cash used by operating
   activities                        $   (10.7)     $   (10.6)       $   (10.3)        $     -          $   (31.6)
Investing activities:
   Purchases of property,
     plant and equipment                  (5.2)          (0.7)            (1.7)              -               (7.6)
                                 --------------------------------------------------------------------------------------
Net cash used by investing
   activities                             (5.2)          (0.7)            (1.7)              -               (7.6)

Financing activities:
   Decrease in short-term debt             -              -               (3.7)              -               (3.7)
   Proceeds from sale of
     receivables, net                      -              -                0.5               -                0.5
   Transfers from Goodrich                15.9           11.2             13.6               -               40.7
                                 --------------------------------------------------------------------------------------
Net cash provided by
   financing activities                   15.9           11.2             10.4               -               37.5
                                 --------------------------------------------------------------------------------------
Decrease in cash
   and cash equivalents                    -             (0.1)            (1.6)              -               (1.7)
Cash and cash equivalents
   at beginning of period                  0.1            0.2             15.4               -               15.7
                                 --------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                  $     0.1      $     0.1        $    13.8         $     -          $    14.0
                                 ======================================================================================


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


J.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                                   DECEMBER 31, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                           THE          GUARANTOR      NON-GUARANTOR
     BALANCE SHEET DATA                  COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
     CURRENT ASSETS
      Cash and cash equivalents          $     94.6      $     0.3       $    25.1         $     -      $   120.0
      Accounts and notes receivable            62.8           20.1            50.9               -          133.8
      Inventories                              74.5           30.7            35.0               -          140.2
     Prepaid expenses and other                                                                  -
        current assets                          1.5            0.8             2.2                            4.5
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                     233.4           51.9           113.2               -          398.5

     Property, plant and equipment,           416.0           95.6           160.9               -          672.5
        net
     Goodwill--net                            241.8            -             105.1               -          346.9
     Identifiable intangible                    1.5          128.4            62.1               -          192.0
        assets--net
     Intercompany receivables                 443.7            -              63.5            (507.2)         -
     Investment in subsidiaries               252.6          328.9             -              (581.5)         -
     Other assets                              39.5           10.0             2.4               -           51.9
                                      -----------------------------------------------------------------------------
     TOTAL ASSETS                        $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
                                      =============================================================================

     CURRENT LIABILITIES
      Short-term bank debt               $      -        $     -         $     1.3         $     -      $     1.3
      Accounts payable                         59.3           10.4            27.4               -           97.1
      Accrued expenses                         60.2            7.9             6.1               -           74.2
      Income taxes payable                      -              -               1.0               -            1.0
      Current maturities of debt               23.2            -               -                 -           23.2
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                142.7           18.3            35.8               -          196.8

     Long-term debt                           876.2            -               -                 -          876.2
     Postretirement benefits other
        than pensions                           4.6            0.7             -                 -            5.3
     Accrued pensions                          22.1            7.4             3.3               -           32.8
     Deferred income taxes                      -              -              24.6               -           24.6
     Accrued environmental                      1.3           19.4             -                 -           20.7
     Intercompany payables                     70.5          339.7            97.0            (507.2)         -
     Other non-current liabilities              7.4            -               1.8               -            9.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES                      1,124.8          385.5           162.5            (507.2)     1,165.6

     STOCKHOLDER'S EQUITY
     Capital stock of subsidiaries              -            231.2           350.3            (581.5)         -
     Paid in capital                          527.0            -               -                 -          527.0
     Retained earnings (deficit)              (23.3)          (1.9)            4.6               -          (20.6)
     Accumulated other comprehensive
        loss                                    -              -             (10.2)              -          (10.2)
                                      -----------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY               503.7          229.3           344.7            (581.5)       496.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY             $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
                                      =============================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global producer and marketer of technologically advanced specialty chemicals for a range of consumer and industrial applications. We maintain a significant presence in many niche product categories where customers value our long-standing ability to provide need-specific formulations and solutions. These formulations can enhance the value of customers' end-products by improving performance, lowering cost, providing easier processing or making them more environmentally friendly. As a result, customers use our products in many applications in place of more traditional materials and chemical products. We consist of three reportable segments: Consumer Specialties Segment, Polymer Solutions Segment, and Performance Coatings Segment.

RESTRUCTURING MATTERS

In conjunction with our 2001 plan to restructure and streamline our operations in order to increase efficiency and productivity, reduce costs and support our global growth strategy, we restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers product lines in June 2001 and reduced headcount at other facilities. Through these restructuring efforts, we will be eliminating approximately 480 positions. Approximately 77% of the affected employees have left their positions as of March 31, 2002. At March 31, 2002, approximately $5.5 million remains accrued for restructuring costs with substantially all of the remaining costs anticipated to be paid in 2002 and 2003.

As a result of these restructuring efforts, we estimate annualized savings of approximately $17.0 million attributable to reduced employee expenses that were partially recognized beginning in the third quarter of 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
2001

The comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001 has been completed by combining the results of operations for the two months ended February 28, 2001 of BFGoodrich Performance Materials (the "Predecessor Company") prior to the acquisition, with the results of operations of Noveon, Inc. for the one month ended March 31, 2001. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in our organizational structure, recorded asset values, cost structure and our capitalization resulting from the acquisition.

TOTAL COMPANY ANALYSIS

Sales--Sales decreased $23.4 million, or 8.3%, from $282.8 million in 2001 to $259.4 million in 2002. The decrease was primarily the result of volume declines related to products sold to the textile, industrial and automotive related industries, lower European demand, competitive pricing pressure, and the weaker Euro. These decreases were partially offset by higher volumes in our personal care product lines.

Cost of Sales--Cost of sales as a percentage of sales decreased from 72.6% in 2001 to 68.2% in 2002. The decrease in cost of sales as a percentage of sales in 2002 as compared to 2001 was attributable to decreases in raw material and utility costs across all segments and lower manufacturing costs.

Gross Profit--Gross profit increased $4.9 million, or 6.3%, from $77.5 million in 2001 to $82.4 million in 2002. As a percentage of sales, gross profit increased from 27.4% in 2001 to 31.8% in 2002. The increase was primarily associated with the decreases in raw material and utility costs and lower manufacturing costs. The increases were partially offset by the lower sales volumes, competitive pricing pressure, and the weaker Euro.

Selling and Administrative Expenses--Selling and administrative expenses decreased $1.8 million, or 3.5%, from $50.9 million in 2001 to $49.1 million in 2002. Selling and administrative costs as a percentage of sales increased from 18.0% in 2001 to 18.9% in 2002 due to reduced sales volumes. The decrease in selling and administrative costs in 2002 was a result of the reduction in costs attributable to the Company's restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company, which were offset by incremental investor management fees of $0.7 million and incremental administrative costs reflective of a stand-alone company.

Amortization Expense--Amortization expense decreased $2.9 million, or 43.3%, from $6.7 million in 2001 to $3.8 million in 2002. The decrease was associated with the non-amortization provisions for goodwill as provided by Statement of Financial Accounting Standards ("SFAS") No. 142 beginning in 2002.

Operating Income--Operating income increased by $9.5 million, or 47.7%, from $19.9 million in 2001 to $29.4 million in 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, lower manufacturing and selling and administrative costs, and reduced amortization expense for goodwill. These favorable impacts were partially offset by lower sales volumes, competitive pricing pressure, and the weaker Euro.

Interest Income (Expense)-Net-- Interest expense was $9.1 million in 2001 and $19.3 million in 2002. The increase in expense was attributable to the change in the debt structure associated with the acquisition at February 28, 2001, partially offset by reduced interest rates in 2002.

Other (Expense)-Net--Other expense-net was $2.2 million and $0.2 million in 2001 and 2002, respectively. The 2001 expense was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

Income Tax Expense--The income tax expense for 2002 was primarily associated with our international operations. Management has determined, based on our new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that our future taxable income will be sufficient enough to recognize certain of these deferred tax assets. As a result, a valuation allowance exists at March 31, 2002. Income tax expense associated with income before income taxes has been significantly offset by the reversal of certain valuation allowance amounts associated with the utilization of net operating loss carryforwards for the three months ended March 31, 2002. The effective tax rate was 41.9% in 2001.

Net Income (Loss)--Net income increased by $3.5 million from $5.0 million in 2001 to $8.5 million in 2002. The increase in net income was primarily attributable to decreases in raw material and utility costs, lower manufacturing and selling and administrative costs, and reduced amortization expense for goodwill. These favorable impacts were partially offset by lower sales volumes, competitive pricing pressure, the weaker Euro, and the incremental interest expense attributable to the change in the debt structure associated with the acquisition at February 28, 2001.

Because of our highly leveraged capital structure, EBITDA is an important performance measure used by us and our stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, other income and expense, management fees and consolidation costs. We believe that EBITDA provides additional information for determining our ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. EBITDA for the three month period ended March 31, 2002 and 2001 is calculated as follows (dollars in millions):


                                                             2001          2002
                                                         -----------------------------

     Operating income                                        $   19.9      $   29.4
     Depreciation and amortization                               23.2          20.9
     Investor management fees                                     0.3           1.0
     Consolidation costs                                          -             0.1
     Non-cash cost of sales impact of inventory
         write-up from purchase accounting                        0.7           -
                                                         -----------------------------
     EBITDA                                                  $   44.1      $   51.4
                                                         =============================

GROUP ANALYSIS

Consumer Specialties Segment--Sales decreased $3.4 million, or 4.8%, from $70.3 million in 2001 to $66.9 million in 2002. The decrease was primarily attributable to the impact of lower phenol prices within the food and beverage product lines, discontinued product lines at our colors business in Cincinnati, lower pharmaceutical volumes, and the weaker Euro. These decreases were partially offset by higher volume in our personal care product lines.

Gross profit increased $2.2 million, or 12.4%, from $17.8 million in 2001 to $20.0 million in 2002. As a percentage of sales, gross profit increased from 25.3% in 2001 to 29.9% in 2002. The increase was primarily associated with decreases in raw material and utility costs, higher personal care volumes and lower manufacturing costs. These favorable impacts were partially offset by the impact of lower phenol prices within the food and beverage product lines, discontinued product lines at our colors business in Cincinnati, lower pharmaceutical volumes, and the weaker Euro.

Operating income increased $4.4 million, or 71.0%, from $6.2 million in 2001 to $10.6 million in 2002. The increase was primarily associated with decreases in raw material and utility costs, higher personal care volumes, lower manufacturing and selling and administrative costs, and reduced amortization expense for goodwill. These favorable impacts were partially offset by the impact of lower phenol prices within the food and beverage product lines, discontinued product lines at our colors business in Cincinnati, lower pharmaceutical volumes, and the weaker Euro.

Polymer Solutions Segment--Sales decreased by $11.9 million, or 10.8%, from $110.0 million in 2001 to $98.1 million in 2002. The decrease was primarily attributable to reduced volumes in products used in industrial and automotive related applications within our polymer additives, Estane(R) and Temprite(R) product lines, lower European demand, competitive pricing pressure and the weaker Euro; partially offset by higher plumbing and fire sprinkler related sales within the Temprite(R) product lines.

Gross profit decreased $2.2 million, or 5.7%, from $38.3 million in 2001 to $36.1 million in 2002. As a percentage of sales, gross profit increased from 34.8% in 2001 to 36.8% in 2002. The increase in gross margin percentage was primarily attributable to decreases in raw material and utility costs and lower manufacturing costs. These favorable impacts were partially offset by lower volumes, competitive pricing pressure and the weaker Euro.

Operating income for the segment decreased $4.3 million, or 16.8%, from $25.6 million in 2001 to $21.3 million in 2002. The decrease was primarily attributable to reduced sales volumes, competitive pricing pressure, and increased selling and administrative costs. These unfavorable impacts were partially offset by decreases in raw material and utility costs, higher plumbing and fire sprinkler related sales within the Temprite(R) product lines, and lower manufacturing costs as well as reduced amortization expense for goodwill.

Performance Coatings Segment--Sales decreased $8.1 million, or 7.9%, from $102.5 million in 2001 to $94.4 million in 2002. The decrease was primarily attributable to a decline in demand in the textile and graphic arts related industries, lower European demand, and the disposition of the textile dyes product line prior to the acquisition. These unfavorable impacts were partially offset by higher volumes in industrial coatings applications.

Gross profit increased $4.9 million, or 22.9%, from $21.4 million in 2001 to $26.3 million in 2002. As a percentage of sales, gross profit increased from 20.9% in 2001 to 27.9% in 2002. The increase was primarily associated with decreases in raw material and utility costs and lower manufacturing costs. These favorable impacts were partially offset by reduced volumes.

Operating income for the segment increased $8.9 million, or 143.5%, from $6.2 million in 2001 to $15.1 million in 2002. The increase was primarily associated with the decrease in raw material and utility costs, lower manufacturing and selling and administrative costs, and reduced amortization expense for goodwill. These favorable impacts were partially offset by reduced volumes.

Corporate--Corporate costs decreased $0.6 million from $18.1 million in 2001 to $17.5 million in 2002. This decrease was primarily the result of our restructuring efforts and the reduced retiree medical costs resulting from the acquisition of the Predecessor Company, and were partially offset by incremental investor management fees of $0.7 million and the incremental administrative costs reflective of a stand-alone company.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

Our credit facilities include (1) the Term Loan A facility in the original amount of $125.0 million which matures in 2007, (2) the Term Loan B facility in the original amount of $510.0 million which matures in 2008 and
(3) the revolving credit facility in the amount of $125.0 million which matures in 2007. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest will accrue at 11% per year. Interest payments on the notes will occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the notes represent significant liquidity requirements for us. Borrowings under these credit facilities bear interest at floating rates and require periodic interest payments. Interest on the notes are payable semi-annually and interest and principal on the credit facilities are payable periodically but not less frequently than semi-annually. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default.

Our credit facilities contain a specific covenant requirement for minimum EBITDA levels. The definition of EBITDA in the credit facilities approximates our financial statement definition, as defined previously. We currently satisfy the minimum EBITDA covenant for the twelve month period ended March 31, 2002. For the twelve month period ended June 30, 2002 the credit agreement requires a minimum EBITDA level of $185.0 million. We expect to attain the minimum EBITDA level at June 30, 2002.

At March 31, 2002, we had a cash balance of $110.7 million and no outstanding borrowings under our revolving credit facility. In addition, we had $120.3 million available under the revolving credit facility of $125.0, net of $4.7 million of outstanding letters of credit.

Under the terms of the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the final working capital adjustment will be determined subsequent to March 31, 2002, which may require a change to the purchase price. Goodrich has computed a $25.0 million working capital adjustment that is equal to the upward adjustment limit. Under the terms of the Agreement, we are disputing Goodrich's working capital adjustment. The parties have not been able to settle their differences, and the disputed matters will be forwarded to an independent third party for resolution. The decision by the third party will be final and binding on all parties. Any amounts finally determined to be due to Goodrich as a working capital adjustment in the Agreement will be paid through borrowings under the revolving credit facility or with cash. Any amounts received by us as a result of a downward adjustment to the purchase price may be used to reduce debt under the credit facilities unless these amounts are invested in cash or net working capital. The adjustment to purchase price for the working capital adjustment will be reflected in the financial statements upon the resolution of the working capital dispute.

Management believes that our cash on hand, anticipated funds from operations, and the amounts available to us under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements, working capital adjustments which may occur as a result of the Goodrich dispute and tax obligations. However, our ability to fund working capital, capital expenditures, debt service requirements and tax obligations will be dependent upon our future financial performance and our ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors.

In conjunction with the acquisition, Noveon Holdings, Inc. ("Holdings") made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that Holdings issued to a subsidiary of Goodrich in connection with the acquisition. The seller note bears interest at an initial rate of 13% payable semi-annually in cash or additional notes at the option of Holdings and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. Holdings will be dependent on our cash flows to repay the seller note upon maturity in 2011.

CASH FLOWS

Cash flows provided by operating activities increased $23.7 million from $20.9 million used by operating activities in the first three months of 2001 to $2.8 million provided by operating activities in the first three months of 2002. The increase was primarily related to decreases in working capital period over period and improved operating results.

Investing activities used $4.9 million of cash in the three month period ended March 31, 2002 for the purchases of property, plant and equipment. Investing activities included the acquisition of the Performance Materials business from Goodrich and purchases of property in the three month period ended March 31, 2001, totaling $1,196.7 million.

Financing activities used $7.1 million for the three month period ended March 31, 2002 related to the principal payments on our Term Loans. Financing activities provided $1,235.3 million of cash in the three month period ended March 31, 2001, primarily related to the funding of our acquisition.

CAPITAL EXPENDITURES

Management believes that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Accordingly, we expect our capital expenditures to run at or below levels approximating depreciation. Our capital expenditures for the three months ended March 31, 2002 were $4.9 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow.

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Based on current and anticipated financial performance, we expect that cash from operations and borrowings under these credit facilities will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments. However, our capital requirements will be dependent upon our future financial performance and our ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

CONTINGENCIES

We have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business.

GENERAL

There are pending or threatened against us or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

Goodrich has indemnified us for various environmental liabilities estimated at $12.5 million. Our March 31, 2002 balance sheet includes liabilities of $23.7 million to cover future environmental expenditures. Accordingly, the current portion of the environmental obligation of $3.0 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 in our first quarter of 2002 reporting. After giving effect to the non-amortization provisions of SFAS No. 142, net income for the two month period ended February 28, 2001 and the one month period ended March 31, 2001 would have been $8.6 million and $0.3 million, respectively. During the second quarter of 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not yet determined what the effect of these tests will be on our financial position and results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We are required to adopt this Statement January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (i.e. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." We adopted this Statement effective January 1, 2002. The effect of adoption had no impact to our consolidated financial condition or results of operations.

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

We  believe  the  following   critical   accounting   policies  affect  our
significant judgments and estimates used in the preparation of our consolidated financial statements.

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

DERIVATIVE AND HEDGING ACTIVITIES

We have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. These agreements require us to pay a fixed rate of interest while receiving a variable rate. At March 31, 2002, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $4.5 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

We enter into currency forward exchange contracts, totaling $9.0 million at March 31, 2002, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts at December 31, 2001 was not material to our results of operations, financial position, or cash flows.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the three months ended March 31, 2002, we recognized $0.4 million of net gains included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at March 31, 2002 was not material to our results of operations, financial position or cash flows.

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

INTEREST RATE RISK

In order to hedge a portion of our interest rate risk, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. Our interest rate swap agreements at March 31, 2002 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The amount of the changes in fair value of the interest rate swap agreements was $1.3 million for the three months ended March 31, 2002.

At March 31, 2002, we carried $893.2 million of outstanding debt on our balance sheet, with $438.2 million of that total, net of $180.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 2002, interest expense would increase or decrease by $0.7 million. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 2002, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $17.0 million.

PART II:  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

        EXHIBIT
         NUMBER                                         EXHIBIT DESCRIPTION
       ---------------------------------------------------------------------

       10.11       Noveon, Inc. 2002 Management Incentive Plan.*+
       *           Filed herewith.
       + We agree to furnish supplementary to the commission a copy of any omitted schedule to such agreement upon the request of the commission in accordance with Item 601(b)(2) of Regulation S-K.

(b)  Reports on Form 8-K

On January 11, 2002, Noveon, Inc. issued a press release announcing the purchase of the intellectual property and certain other assets related to cross-linked polyethylene compounds from AT Plastics, Inc.

On March 5, 2002, Noveon, Inc. issued a press release relating to its financial results for the fourth quarter and full year of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOVEON, INC.


Dated:  May 15, 2002                By:     /s/ Christopher R. Clegg
                                           -----------------------

                                           Christopher R. Clegg
                                           Senior Vice President,
                                           General Counsel and Secretary



                                   By:      /s/ Michael D. Friday
                                           ----------------------

                                           Michael D. Friday
                                           Sr. Vice President and
                                           Chief Financial Officer