Form 10-Q
period 2002-06-30
NOVEON INC
filed 2002-07-26
CIK 1138606

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

NOVEON, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	File No. 333-61812	13-4143915
(State of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
9911 Brecksville Road Cleveland Ohio 44141
(Address of Principal Executive Offices) (Zip Code)
(216) 447-5000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        As of July 26, 2002, there is 1 share of registrant's Common Stock outstanding.

Noveon, Inc.

Periods of Three and Six Months Ended June 30, 2002
and Three and Four Months Ended June 30, 2001
and

BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Period of Two Months Ended February 28, 2001

Noveon, Inc.

Condensed Consolidated Statement of Operations
(dollars in millions)
(unaudited)

	Three Months Ended June 30,
	2001	2002
Sales	$271.1	$280.9
Cost of sales	200.4	186.3

Gross profit	70.7	94.6
Selling and administrative expenses	48.9	51.3
Amortization expense	8.4	3.3
Consolidation costs	0.7	1.7

Operating income	12.7	38.3
Interest (expense) — net	(23.2)	(19.2)
Other income (expense) — net	(1.0)	0.1

Income (loss) before income taxes	(11.5)	19.2
Income tax (expense) benefit	4.6	(3.4)

Net income (loss)	$(6.9)	$15.8

See notes to condensed consolidated financial statements.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Condensed Consolidated Statement of Operations
(dollars in millions)
(unaudited)

	BFGoodrich Performance Materials	Noveon, Inc.
	Two Months Ended February 28, 2001	Four Months Ended June 30, 2001	Six Months Ended June 30, 2002
Sales	$187.0	$366.9	$540.3
Cost of sales	137.3	268.4	363.4

Gross profit	49.7	98.5	176.9
Selling and administrative expenses	35.2	64.7	100.4
Amortization expense	4.0	11.0	7.0
Consolidation costs	—	0.7	1.8

Operating income	10.5	22.1	67.7
Interest income (expense) — net	0.6	(32.9)	(38.5)
Other (expense) — net	(1.5)	(1.7)	—

Income (loss) before income taxes	9.6	(12.5)	29.2
Income tax (expense) benefit	(4.0)	5.0	(4.9)

Net income (loss)	$5.6	$(7.5)	$24.3

See notes to condensed consolidated financial statements.

Noveon, Inc.

Condensed Consolidated Balance Sheet
(dollars in millions)

	December 31, 2001	June 30, 2002
		(unaudited)
Current assets
Cash and cash equivalents	$120.0	$138.9
Accounts and notes receivable, less allowances for doubtful receivables ($8.7 and $8.9 at December 31, 2001 and June 30, 2002, respectively)	133.8	158.2
Inventories	140.2	135.0
Prepaid expenses and other current assets	4.5	8.0

Total current assets	398.5	440.1
Property, plant and equipment — net	672.5	657.0
Goodwill — net	346.9	369.4
Identifiable intangible assets — net	192.0	186.2
Other assets	51.9	46.9

Total assets	$1,661.8	$1,699.6

Current liabilities
Short-term bank debt	$1.3	$0.2
Accounts payable	97.1	101.4
Accrued expenses	74.2	73.5
Income taxes payable	1.0	4.0
Current maturities of long-term debt	23.2	23.9

Total current liabilities	196.8	203.0
Long-term debt	876.2	870.4
Postretirement benefits other than pensions	5.3	5.4
Accrued pensions	32.8	35.0
Deferred income taxes	24.6	26.0
Accrued environmental	20.7	20.7
Other non-current liabilities	9.2	12.0
Stockholder's equity
Common stock	—	—
Paid in capital	527.0	527.0
Retained earnings (deficit)	(20.6)	3.7
Accumulated other comprehensive loss	(10.2)	(3.6)

Total stockholder's equity	496.2	527.1

Total liabilities and stockholder's equity	$1,661.8	$1,699.6

See notes to condensed consolidated financial statements.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Condensed Consolidated Statement of Cash Flows
(dollars in millions)
(unaudited)

	BFGoodrich Performance Materials	Noveon, Inc.
	Two Months Ended February 28, 2001	Four Months Ended June 30, 2001	Six Months Ended June 30, 2002
Operating activities
Net income (loss)	$5.6	$(7.5)	$24.3
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14.4	35.7	40.1
Deferred income taxes	(5.2)	(8.0)	1.4
Debt issuance cost amortization in interest expense	—	3.8	2.8
Change in assets and liabilities, net of effects of acquisitions and dispositions of businesses	(46.4)	20.6	(6.7)

Net cash provided (used) by operating activities	(31.6)	44.6	61.9
Investing activities
Purchases of property, plant and equipment	(7.6)	(9.9)	(12.2)
Payments made in connection with acquisitions, net of cash acquired	—	(1,187.2)	(20.5)

Net cash (used) by investing activities	(7.6)	(1,197.1)	(32.7)
Financing activities
Decrease in short-term debt	(3.7)	(25.8)	(0.3)
Payments on long-term borrowings	—	—	(11.7)
Proceeds from issuance of long-term debt	—	910.0	—
Proceeds from sale of receivables, net	0.5	—	—
Debt issuance costs	—	(43.7)	—
Equity contribution from stockholder	—	355.0	—
Transfers from Parent	40.7	—	—

Net cash provided (used) by financing activities	37.5	1,195.5	(12.0)
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	1.7

Net increase (decrease) in cash and cash equivalents	(1.7)	42.6	18.9
Cash and cash equivalents at beginning of period	15.7	—	120.0

Cash and cash equivalents at end of period	$14.0	$42.6	$138.9

Non-cash transactions
Equity contribution	$—	$172.0	$—

See notes to condensed consolidated financial statements.

Noveon, Inc.
Period of three and six months ended June 30, 2002
and three and four months ended June 30, 2001

and

BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)
Period of two months ended February 28, 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

A. Acquisitions

        Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of BFGoodrich Performance Materials (the "Predecessor Company"), an operating segment of The BFGoodrich Company ("Goodrich").

        Pursuant to the Agreement for Sale and Purchase of Assets between BFGoodrich and the Company (the "Agreement"), the purchase price was subject to a post closing working capital adjustment. On June 28, 2002, the Company entered into an agreement with Goodrich settling the working capital adjustment pursuant to which the Company paid Goodrich $14.5 million. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in the Company's financial statements and increased the goodwill associated with the acquisition.

        The following unaudited pro forma data summarize the results of operations for the six months ended June 30, 2001 as if the Company had been acquired as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the acquisition, are excluded from the pro forma results. These pro forma amounts (in millions) do not purport to be indicative of the results that would have actually been attained if the acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

Net sales	$552.8
Operating income	30.1
Net loss	(22.6)

        In the second quarter of 2002 the Company's Consumer Specialties Segment purchased selected assets of a Latin American personal care and pharmaceutical distributor and the Company's Performance Coatings Segment purchased selected assets and technology of a coatings business.

B. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

C. New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this statement by January 1, 2003, but the effect of which has not yet been determined.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." In most cases, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company adopted the statement during the second quarter of 2002, the effect of which had no impact to the Company's consolidated financial position or results of operations.

D. Inventories

        The components of inventory consist of the following:

	December 31, 2001	June 30, 2002
	(in millions)
Raw materials	$30.2	$32.6
Work in process	2.5	3.0
Finished products	107.5	99.4

	$140.2	$135.0

        At December 31, 2001 and June 30, 2002, LIFO inventory approximated replacement cost.

E. Goodwill and Other Intangible Assets

        The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 in the Company's first quarter of 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. The Company has determined that no goodwill impairment has occurred.

        After giving effect to the elimination of goodwill amortization, as required by the provisions of SFAS No. 142, net income (loss) for the three months ended June 30, 2001, the two months ended February 28, 2001 and the four months ended June 30, 2001 would have been $(2.6) million, $8.6 million and $(1.8) million, respectively.

        Intangible assets that continue to be subject to amortization are comprised of the following at December 31, 2001:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Technology	$156.9	$8.7	$148.2	15.0 years
Trademarks	46.3	2.5	43.8	15.0 years

Total	$203.2	$11.2	$192.0	15.0 years

        Intangible assets that continue to be subject to amortization are comprised of the following at June 30, 2002:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Technology	$156.9	$14.0	$142.9	15.0 years
Trademarks	46.8	4.3	42.5	15.0 years
Non-compete agreements	0.8	—	0.8	4.3 years

Total	$204.5	$18.3	$186.2	15.0 years

        Amortization expense for the intangible assets subject to amortization was $3.3 million and $7.0 million, respectively, for the three months and six months ended June 30, 2002. Amortization expense for the intangible assets subject to amortization was $3.9 million, $1.0 million and $5.0 million, respectively, for the three months ended June 30, 2001, the two months ended February 28, 2001, and the four months ended June 30, 2001. Amortization expense is estimated to be approximately $14.0 million annually for the next five fiscal years.

        The changes in the carrying amount of goodwill during the six months ended June 30, 2002 are as follows (in millions):

Goodwill — net balance of January 1, 2002	$346.9
Finalization of purchase price allocation for acquisitions in 2001	20.0
Effect of acquisitions in 2002	2.5

Goodwill — net balance of June 30, 2002	$369.4

F. Income Taxes

        The Company's operations will be included in the consolidated income tax returns filed by Holdings. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. For the four months ended June 30, 2001, the Company recorded a deferred tax benefit related to the losses incurred, as it anticipated that such losses would be offset by income during the remainder of 2001. However, subsequent to the second quarter of 2001, domestic losses continued throughout 2001. Under the provisions of SFAS No. 109, these cumulative losses provide substantial evidence regarding the inability to realize certain deferred tax assets. As a result, a tax valuation allowance was recorded later in 2001 to offset the domestic income tax benefits recorded in the first six months of 2001.

        During the three and six months ended June 30, 2002, sufficient income was generated to realize certain of the deferred tax assets. As a result, income tax expense associated with income before income taxes for the three and six months ended June 30, 2002 has been significantly offset by the reversal of certain valuation allowance amounts to the extent of a reduction in cumulative domestic losses. As of June 30, 2002, the Company still has cumulative net operating losses since its inception for its domestic operations and the Company intends to record tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

G. Segment Information

        Consistent with our focus on industries and end-use applications, the Company's operations are organized into three reportable business segments: Consumer Specialties, Polymer Solutions and Performance Coatings.

        Segment operating income is total segment revenue reduced by operating expenses identifiable within that business segment. Consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.

        As a result of the Company's evaluation of SFAS No. 142, certain segment allocations for amortization expense and intangible assets have been reclassified between the reporting segments. The effects of this reclassification on operating income, depreciation and amortization expense, and total assets are reflected in the following tables summarizing business segment information:

	Three Months Ended June 30, 2001%		Three Months Ended June 30, 2002%
	(dollars in millions)
Sales
Consumer Specialties	$74.3	27.4%	$74.8	26.6%
Polymer Solutions	97.2	35.9%	105.8	37.7%
Performance Coatings	99.6	36.7%	100.3	35.7%

Total sales	$271.1	100.0%	$280.9	100.0%

Gross profit
Consumer Specialties	$18.2	24.5%	$24.1	32.2%
Polymer Solutions	28.9	29.7%	40.2	38.0%
Performance Coatings	23.6	23.7%	30.3	30.2%

Total gross profit	$70.7	26.1%	$94.6	33.7%

Operating income (loss)
Consumer Specialties	$8.0	10.8%	$14.1	18.9%
Polymer Solutions	13.0	13.4%	23.5	22.2%
Performance Coatings	10.4	10.4%	18.2	18.1%
Corporate costs	(18.0)	(6.6)%	(15.8)	(5.6)%
Consolidation costs	(0.7)	(0.3)%	(1.7)	(0.6)%

Total operating income	$12.7	4.7%	$38.3	13.6%

	BFGoodrich Performance Materials		Noveon, Inc.
(dollars in millions)	Two Months Ended February 28, 2001%		Four Months Ended June 30, 2001%		Six Months Ended June 30, 2002%
Sales
Consumer Specialties	$45.2	24.2%	$99.4	27.1%	$141.7	26.2%
Polymer Solutions	73.1	39.1%	134.1	36.5%	203.9	37.7%
Performance Coatings	68.7	36.7%	133.4	36.4%	194.7	36.1%

Total sales	$187.0	100.0%	$366.9	100.0%	$540.3	100.0%

Gross profit
Consumer Specialties	$10.5	23.2%	$25.5	25.7%	$44.1	31.1%
Polymer Solutions	25.6	35.0%	41.6	31.0%	76.2	37.4%
Performance Coatings	13.6	19.8%	31.4	23.5%	56.6	29.1%

Total gross profit	$49.7	26.6%	$98.5	26.8%	$176.9	32.7%

Operating income (loss)
Consumer Specialties	$2.1	4.6%	$12.3	12.4%	$24.7	17.4%
Polymer Solutions	16.9	23.1%	21.0	15.7%	44.8	22.0%
Performance Coatings	3.2	4.7%	13.9	10.4%	33.3	17.1%
Corporate costs	(11.7)	(6.3)%	(24.4)	(6.7)%	(33.3)	(6.2)%
Consolidation costs	—	—	(0.7)	(0.2)%	(1.8)	(0.3)%

Total operating income	$10.5	5.6%	$22.1	6.0%	$67.7	12.5%

	December 31, 2001%		June 30, 2002%
	(dollars in millions)
Goodwill — net
Consumer Specialties	$102.3	29.5%	$111.7	30.2%
Polymer Solutions	144.7	41.7%	151.4	41.0%
Performance Coatings	99.9	28.8%	106.3	28.8%

Total goodwill — net	$346.9	100.0%	$369.4	100.0%

	December 31, 2001%		June 30, 2002%
	(dollars in millions)
Assets
Consumer Specialties	$516.4	31.1%	$526.5	31.0%
Polymer Solutions	657.7	39.6%	674.6	39.7%
Performance Coatings	487.7	29.3%	498.5	29.3%

Total assets	$1,661.8	100.0%	$1,699.6	100.0%

H. Comprehensive Income (Loss)

        Total comprehensive income (loss) consists of the following:

	BFGoodrich Performance Materials	Noveon, Inc.
(in millions)	Two Months Ended February 28, 2001	Three Months Ended June 30, 2001	Four Months Ended June 30, 2001	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Net income (loss)	$5.6	$(6.9)	$(7.5)	$15.8	$24.3
Net change related to cash flow hedges	—	0.2	0.2	(5.1)	(3.8)
Cumulative translation adjustment	2.6	(1.5)	(4.1)	11.4	10.4

Total comprehensive income (loss)	$8.2	$(8.2)	$(11.4)	$22.1	$30.9

I. Restructuring and Consolidation Costs

        To improve productivity in the electronics industry, the Company announced the consolidation of its static control manufacturing facilities in Malaysia and the closing of the Twinsburg, Ohio leased facility which is to occur in the third quarter of 2002. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual is summarized below:

(in millions)	Balance January 1, 2002	Provision	Activity	Balance June 30, 2002
Personnel related costs	$—	$0.1	$—	$0.1
Facility closure costs	—	1.1	(0.7)	0.4

	$—	$1.2	$(0.7)	$0.5

        In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company has reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company will be eliminating approximately 480 positions. Approximately 80% of the affected employees have left their positions as of June 30, 2002. The restructuring accrual is summarized below:

(in millions)	Balance January 1, 2002	Provision	Activity	Balance June 30, 2002
Personnel related costs	$6.0	$—	$(1.8)	$4.2
Facility closure costs	0.7	—	(0.2)	0.5
Relocation and restructuring expense	—	0.5	(0.5)	—

	$6.7	$0.5	$(2.5)	$4.7

        Consolidation accruals relating to pre-acquisition restructuring plans at June 30, 2002 are summarized below:

(in millions)	Balance January 1, 2002	Provision	Activity	Balance June 30, 2002
Personnel related costs	$0.2	$—	$(0.2)	$—
Relocation and restructuring expense	—	0.1	(0.1)	—

	$0.2	$0.1	$(0.3)	$—

J. Contingencies

        General—There are pending or threatened against the Company or its subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

        Environmental—The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are subject to various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA), or similar state agencies, in connection with several sites.

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

        At June 30, 2002, the Company had recorded total liabilities of $23.6 million to cover future environmental expenditures. Goodrich has indemnified the Company for environmental liabilities which the Company had estimated to be $12.5 million. Accordingly, the current portion of the environmental obligation of $2.9 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich. These amounts are recorded on an undiscounted basis.

        The Company believes that its reserves are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the additional costs, if any, cannot be estimated and management believes that they would not have a material adverse effect on the Company's results of operations, financial position or cash flows in a given period.

K. Guarantor and Non-Guarantor Subsidiary Information

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

        The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:

	Three Months ended June 30, 2002
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$177.5	$44.7	$89.0	$(30.3)	$280.9
Cost of sales	114.5	37.5	64.6	(30.3)	186.3

Gross profit	63.0	7.2	24.4	—	94.6
Selling and administrative expenses	35.2	2.7	13.4	—	51.3
Amortization expense	—	2.2	1.1	—	3.3
Consolidation costs	1.7	—	—	—	1.7

Operating income	26.1	2.3	9.9	—	38.3
Interest income (expense) — net	(19.5)	0.4	(0.1)	—	(19.2)
Other income — net	—	0.1	—	—	0.1

Income before income taxes	6.6	2.8	9.8	—	19.2
Income tax expense	—	—	(3.4)	—	(3.4)

Net income	$6.6	$2.8	$6.4	$—	$15.8

	Six Months ended June 30, 2002
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$340.8	$86.1	$167.8	$(54.4)	$540.3
Cost of sales	220.5	73.1	124.2	(54.4)	363.4

Gross profit	120.3	13.0	43.6	—	176.9
Selling and administrative expenses	69.6	5.3	25.5	—	100.4
Amortization expense	0.1	4.7	2.2	—	7.0
Consolidation costs	1.7	—	0.1	—	1.8

Operating income	48.9	3.0	15.8	—	67.7
Interest income (expense) — net	(38.7)	0.7	(0.5)	—	(38.5)
Other income (expense) — net	—	0.2	(0.2)	—	—

Income before income taxes	10.2	3.9	15.1	—	29.2
Income tax expense	(0.1)	(0.1)	(4.7)	—	(4.9)

Net income	$10.1	$3.8	$10.4	$—	$24.3

	June 30, 2002
Balance Sheet Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Current assets
Cash and cash equivalents	$94.9	$0.2	$43.8	$—	$138.9
Accounts and notes receivable	68.4	24.0	65.8	—	158.2
Inventories	65.3	29.4	40.3	—	135.0
Prepaid expenses and other current assets	4.3	1.2	2.5	—	8.0

Total current assets	232.9	54.8	152.4		440.1
Property, plant and equipment-net	401.9	94.3	160.8	—	657.0
Goodwill, net	252.1	—	117.3	—	369.4
Identifiable intangible assets-net	2.5	123.9	59.8	—	186.2
Intercompany receivables	313.9	1.9	21.9	(337.7)	—
Investment in subsidiaries	439.2	48.9	—	(488.1)	—
Other assets	36.5	10.0	0.4	—	46.9

Total assets	$1,679.0	$333.8	$512.6	$(825.8)	$1,699.6

Current liabilities
Short-term bank debt	$—	$—	$0.2	$—	$0.2
Accounts payable	60.4	7.0	34.0	—	101.4
Accrued expenses	56.2	8.3	9.0	—	73.5
Income taxes payable	—	—	4.0	—	4.0
Current maturities of debt	23.9	—	—	—	23.9

Total current liabilities	140.5	15.3	47.2	—	203.0
Long-term debt	870.4	—	—	—	870.4
Postretirement benefits other than pensions	4.2	1.2	—	—	5.4
Accrued pensions	24.2	6.8	4.0	—	35.0
Deferred income taxes	—	—	26.0	26.0
Accrued environmental	1.3	19.4	—	—	20.7
Intercompany payables	114.6	148.9	74.2	(337.7)	—
Other non-current liabilities	10.0	—	2.0	—	12.0

Total liabilities	1,165.2	191.6	153.4	(337.7)	1,172.5
Stockholder's equity
Capital stock of subsidiaries	—	140.3	347.8	(488.1)	—
Paid in capital	527.0	—	—	—	527.0
Retained earnings (deficit)	(13.2)	1.9	15.0	—	3.7
Accumulated other comprehensive loss	—	—	(3.6)	—	(3.6)

Total stockholder's equity	513.8	142.2	359.2	(488.1)	527.1

Total liabilities and stockholder's equity	$1,679.0	$333.8	$512.6	$(825.8)	$1,699.6

	Six Months Ended June 30, 2002
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by operating activities	$40.0	$2.2	$19.7	$—	$61.9
Investing activities:
Purchases of property, plant and equipment	(7.5)	(2.3)	(2.4)	—	(12.2)
Payments made in connection with acquisitions, net of cash acquired	(20.5)	—	—	—	(20.5)

Net cash used by investing activities	(28.0)	(2.3)	(2.4)		(32.7)
Financing activities:
Decrease in short-term debt	—	—	(0.3)	—	(0.3)
Payments on long-term borrowings	(11.7)	—	—	—	(11.7)

Net cash used by financing activities	(11.7)	—	(0.3)	—	(12.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	1.7	—	1.7

Increase (decrease) in cash and cash equivalents	0.3	(0.1)	18.7	—	18.9
Cash and cash equivalents at beginning of period	94.6	0.3	25.1	—	120.0

Cash and cash equivalents at end of period	$94.9	$0.2	$43.8	$—	$138.9

	Three Months Ended June 30, 2001
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$165.1	$48.5	$81.2	$(23.7)	$271.1
Cost of sales	119.7	45.2	59.2	(23.7)	200.4

Gross profit	45.4	3.3	22.0	—	70.7
Selling and administrative expenses	35.6	2.6	10.7	—	48.9
Amortization expense	8.4	—	—	—	8.4
Consolidation costs	0.7	—	—	—	0.7

Operating income	0.7	0.7	11.3	—	12.7
Interest income (expense) — net	(23.0)	0.5	(0.7)	—	(23.2)
Other (expense) — net	(0.9)	—	(0.1)	—	(1.0)

Income (loss) before income taxes	(23.2)	1.2	10.5	—	(11.5)
Income tax (expense) benefit	7.3	—	(2.7)	—	4.6

Net income (loss)	$(15.9)	$1.2	$7.8	$—	$(6.9)

	Two Months Ended February 28, 2001
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$120.2	$26.9	$56.7	$(16.8)	$187.0
Cost of sales	85.6	26.0	42.5	(16.8)	137.3

Gross profit	34.6	0.9	14.2	—	49.7
Selling and administrative expenses	25.0	1.7	8.5	—	35.2
Amortization expense	1.2	2.4	0.4	—	4.0

Operating income (loss)	8.4	(3.2)	5.3	—	10.5
Interest income (expense) — net	0.3	0.7	(0.4)	—	0.6
Other (expense) — net	(1.0)	—	(0.5)	—	(1.5)

Income (loss) before income taxes	7.7	(2.5)	4.4	—	9.6
Income tax (expense) benefit	(3.0)	0.6	(1.6)	—	(4.0)

Net income (loss)	$4.7	$(1.9)	$2.8	$—	$5.6

	Four Months Ended June 30, 2001
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$226.1	$63.3	$110.1	$(32.6)	$366.9
Cost of sales	162.3	59.2	79.5	(32.6)	268.4

Gross profit	63.8	4.1	30.6	—	98.5
Selling and administrative expenses	45.0	4.6	15.1	—	64.7
Amortization expense	11.0	—	—	—	11.0
Consolidation costs	0.7	—	—	—	0.7

Operating income (loss)	7.1	(0.5)	15.5	—	22.1
Interest income (expense) — net	(32.4)	0.7	(1.2)	—	(32.9)
Other (expense) — net	(1.2)	—	(0.5)	—	(1.7)

Income (loss) before income taxes	(26.5)	0.2	13.8	—	(12.5)
Income tax (expense) benefit	8.8	(0.1)	(3.7)	—	5.0

Net income (loss)	$(17.7)	$0.1	$10.1	$—	$(7.5)

	December 31, 2001
Balance Sheet Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Current assets
Cash and cash equivalents	$94.6	$0.3	$25.1	$—	$120.0
Accounts and notes receivable	62.8	20.1	50.9	—	133.8
Inventories	74.5	30.7	35.0	—	140.2
Prepaid expenses and other current assets	1.5	0.8	2.2	—	4.5

Total current assets	233.4	51.9	113.2	—	398.5
Property, plant and equipment, net	416.0	95.6	160.9	—	672.5
Goodwill — net	241.8	—	105.1	—	346.9
Identifiable intangible assets — net	1.5	128.4	62.1	—	192.0
Intercompany receivables	443.7	—	63.5	(507.2)	—
Investment in subsidiaries	252.6	328.9	—	(581.5)	—
Other assets	39.5	10.0	2.4	—	51.9

Total assets	$1,628.5	$614.8	$507.2	$(1,088.7)	$1,661.8

Current liabilities
Short-term bank debt	$—	$—	$1.3	$—	$1.3
Accounts payable	59.3	10.4	27.4	—	97.1
Accrued expenses	60.2	7.9	6.1	—	74.2
Income taxes payable	—	—	1.0	—	1.0
Current maturities of debt	23.2	—	—	—	23.2

Total current liabilities	142.7	18.3	35.8	—	196.8
Long-term debt	876.2	—	—	—	876.2
Postretirement benefits other than pensions	4.6	0.7	—	—	5.3
Accrued pensions	22.1	7.4	3.3	—	32.8
Deferred income taxes	—	—	24.6	—	24.6
Accrued environmental	1.3	19.4	—	—	20.7
Intercompany payables	70.5	339.7	97.0	(507.2)	—
Other non-current liabilities	7.4	—	1.8	—	9.2

Total liabilities	1,124.8	385.5	162.5	(507.2)	1,165.6
Stockholder's equity
Capital stock of subsidiaries	—	231.2	350.3	(581.5)	—
Paid in capital	527.0	—	—	—	527.0
Retained earnings (deficit)	(23.3)	(1.9)	4.6	—	(20.6)
Accumulated other comprehensive loss	—	—	(10.2)	—	(10.2)

Total stockholder's equity	503.7	229.3	344.7	(581.5)	496.2

Total liabilities and stockholder's equity	$1,628.5	$614.8	$507.2	$(1,088.7)	$1,661.8

	Two Months Ended February 28, 2001
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash used by operating activities	$(10.7)	$(10.6)	$(10.3)	$—	$(31.6)
Investing activities:
Purchases of property, plant and equipment	(5.2)	(0.7)	(1.7)	—	(7.6)

Net cash used by investing activities	(5.2)	(0.7)	(1.7)	—	(7.6)
Financing activities:
Decrease in short-term debt	—	—	(3.7)	—	(3.7)
Proceeds from sale of receivables, net	—	—	0.5	—	0.5
Transfers from Goodrich	15.9	11.2	13.6	—	40.7

Net cash provided by financing activities	15.9	11.2	10.4	—	37.5

Decrease in cash and cash equivalents	—	(0.1)	(1.6)	—	(1.7)
Cash and cash equivalents at beginning of period	0.1	0.2	15.4	—	15.7

Cash and cash equivalents at end of period	$0.1	$0.1	$13.8	$—	$14.0

	Four Months Ended June 30, 2001
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by operating activities	$27.0	$2.6	$15.0	$—	$44.6
Investing activities:
Purchases of property, plant and equipment	(6.2)	(1.5)	(2.2)	—	(9.9)
Payments made in connection with acquisitions, net of cash acquired	(1,187.2)	—	—	—	(1,187.2)

Net cash used by investing activities	(1,193.4)	(1.5)	(2.2)	—	(1,197.1)
Financing activities:
Decrease in short-term debt	—	—	(25.8)	—	(25.8)
Proceeds from issuance of long-term debt	910.0	—	—	—	910.0
Debt issuance costs	(43.7)	—	—	—	(43.7)
Equity contribution from stockholder	355.0	—	—	—	355.0
Intercompany transfers	(24.8)	—	24.8	—	—

Net cash provided (used) by financing activities	1,196.5	—	(1.0)	—	1,195.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.4)	—	(0.4)

Increase in cash and cash equivalents	30.1	1.1	11.4	—	42.6
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$30.1	$1.1	$11.4	$—	$42.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this section and elsewhere in this report include forward-looking statements, including those that relate to our future plans, objectives, expectations and intentions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "expects," "anticipates," "intends," "plans," "believes," "estimates," "seeks," "thinks" and variations of these words and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of these financial statements, and, except as required under the federal securities laws and the rules and regulations of the Commission, we assume no obligation to update or revise them or provide reasons why actual results may differ.

        Important factors that may effect our expectations, estimates or projections include:

  •
  the effects of the substantial debt we have incurred in connection with our acquisition of the Performance Materials Segment from Goodrich and our ability to refinance or repay that debt;

  •
  changes in customer requirements in markets or industries we serve;

  •
  general economic and market conditions;

  •
  our access to capital markets and any restrictions placed on us by any current or future financing arrangements;

  •
  restrictions placed on us by future financing arrangements;

  •
  the effect of non-currency risks of investing in and conducting operations in foreign countries, including political, social, economic and regulatory factors;

  •
  changes in the price and supply of major raw materials; and

  •
  the effect of fluctuations in currency exchange rates on our international operations.

Overview

        We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry leading franchises marketed under some of the industry's most recognized brand names including Carbopol® acrylic thickeners, TempRite® CPVC, Estane® TPU and Hycar® acrylic emulsions. These global brands are complemented by a diverse portfolio of historically stable cash generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes lowering costs, simplifying processing or making them more environmentally friendly. Through our worldwide network of 27 strategically located manufacturing facilities, we service more than 7,000 customers operating in over 25 industries.

        Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Polymer Solutions and Performance Coatings.

Restructuring Matters

        To improve the productivity of our electronics industry-related product lines, during the second quarter of 2002 we announced the consolidation of our static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, both of which will occur in the third quarter of 2002. In conjunction with this consolidation, we incurred personnel-related charges as well as closure costs related to this leased facility, totaling $1.2 million, in the second quarter of 2002.

        In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we will be eliminating approximately 480 positions. Approximately 80% of the affected employees have left their positions as of June 30, 2002. At June 30, 2002, approximately $4.7 million remains accrued for restructuring costs with substantially all of the remaining costs anticipated to be paid in 2002 and 2003. As a result of these restructuring efforts, we estimate annualized savings of approximately $17.0 million attributable to reduced employee expenses. These savings were partially recognized beginning in the third quarter of 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total Company Analysis

        Sales—Sales increased $9.8 million, or 3.6%, from $271.1 million in 2001 to $280.9 million in 2002. The increase was primarily the result of volume increases related to products sold within the TempRite® CPVC and personal care product lines and to a stronger Euro. These increases were partially offset by the volume reductions as a result of the discontinued product lines within our Cincinnati colorants business in 2001.

        Cost of Sales—Cost of sales as a percentage of sales decreased from 73.9% in 2001 to 66.3% in 2002. The decrease in cost of sales as a percentage of sales was attributable to decreases in raw material and utility costs across all segments and lower manufacturing costs.

        Gross Profit—Gross profit increased $23.9 million, or 33.8%, from $70.7 million in 2001 to $94.6 million in 2002. As a percentage of sales, gross profit increased from 26.1% in 2001 to 33.7% in 2002. The increase was primarily associated with volume increases, decreases in raw material and utility costs, and lower manufacturing costs.

        Selling and Administrative Expenses—Selling and administrative expenses increased $2.4 million, or 4.9%, from $48.9 million in 2001 to $51.3 million in 2002. The increase in selling and administrative expenses is related to the addition of sales and marketing resources. Selling and administrative costs as a percentage of sales were 18.0% in 2001 and 18.3% in 2002.

        Amortization Expense—Amortization expense decreased $5.1 million, or 60.7%, from $8.4 million in 2001 to $3.3 million in 2002. The decrease was due to the elimination of the goodwill amortization, as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 beginning in 2002.

        Consolidation Costs—Consolidation costs increased $1.0 million from $0.7 million in 2001 to $1.7 million in 2002. This increase is primarily related to the consolidation of the static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, both of which will occur in the third quarter of 2002.

        Operating Income—Operating income increased by $25.6 million, or 201.6%, from $12.7 million in 2001 to $38.3 million in 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, higher volumes, lower manufacturing costs, and reduced amortization expense for goodwill. These favorable trends were partially offset by an increase in selling and administrative expenses.

        Interest (Expense)-Net—Interest expense was $23.2 million in 2001 and $19.2 million in 2002. The decrease in interest expense was attributable to lower interest rates in 2002, the repayment of debt in the past year and interest income from our cash balances.

        Other Income (Expense)-Net—Other expense was $1.0 million in 2001 and other income was $0.1 million in 2002. The 2001 expense was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

        Income Tax Expense—Income tax benefit was $4.6 million in 2001 compared to income tax expense of $3.4 million in 2002. The income tax expense for 2002 was associated with our international operations. The income tax benefit for 2001 was a result of income tax expense associated with our international operations netted against income tax benefits associated with our domestic operations. The effective tax rate for the three months ended June 30, 2001 and 2002 was 40.0% and 17.7%, respectively.

        During the second quarter of 2001, we believed a valuation allowance against the deferred tax assets relating to domestic losses incurred was not necessary, as we anticipated such losses would be offset by income during the remainder of 2001. Accordingly, an income tax benefit associated with our domestic net operating losses was realized. However, subsequent to the second quarter 2001, domestic losses continued throughout 2001. These cumulative losses and a lack of prior earnings history in our new capital structure provided substantial evidence regarding our inability to realize certain deferred tax assets. As a result, under the provisions of SFAS No. 109, "Accounting for Income Taxes," a tax valuation allowance was recorded later in 2001 to offset the domestic income tax benefits recorded during the second quarter of 2001.

        During the second quarter of 2002, sufficient income was generated to realize certain of the deferred tax assets associated with domestic net operating losses. Therefore, under the provisions of SFAS No. 109, domestic income tax expense for the three months ended June 30, 2002 has been offset by the reversal of valuation allowance amounts.

        As of June 30, 2002, we still have cumulative losses for our domestic operations, and we therefore intend to record valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

        Net Income (Loss)—As a result of the factors discussed above, net income increased by $22.7 million from a loss of $6.9 million in 2001 to income of $15.8 million in 2002.

        EBITDA is an important performance measure used by us and our stakeholders. EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees and consolidation costs. We believe that EBITDA provides additional information for determining our ability to meet future obligations and debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. EBITDA for the three month period ended June 30, 2001 and 2002 is calculated as follows (dollars in millions):

	2001	2002
Operating income	$12.7	$38.3
Depreciation and amortization	26.9	19.2
Investor management fees	0.9	1.0
Consolidation costs	0.7	1.7
Non-cash cost of sales impact of inventory write-up from purchase accounting	1.1	—

EBITDA	$42.3	$60.2

Segment Analysis

        Consumer Specialties—Sales increased $0.5 million, or 0.7%, from $74.3 million in 2001 to $74.8 million in 2002. The increase is primarily attributable to the impact of higher volume in our personal care product lines and an improved sales mix within our pharmaceutical products. The increase was partially offset by the impact of discontinued product lines at our colorants business in Cincinnati, Ohio and lower phenol prices within the food and beverage product lines.

        Gross profit increased $5.9 million, or 32.4%, from $18.2 million in 2001 to $24.1 million in 2002. As a percentage of sales, gross profit increased from 24.5% in 2001 to 32.2% in 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, higher personal care volumes, and lower manufacturing costs. These favorable trends were partially offset by the impact of lower phenol prices within the food and beverage product lines and lower pharmaceutical volumes.

        Operating income increased $6.1 million, or 76.3%, from $8.0 million in 2001 to $14.1 million in 2002. The increase was primarily associated with decreases in raw material and utility costs, higher personal care volumes, lower manufacturing costs and reduced amortization expense for goodwill. These favorable trends were partially offset by the impact of lower phenol prices within the food and beverage product lines, and lower pharmaceutical volumes.

        Polymer Solutions—Sales increased by $8.6 million, or 8.8%, from $97.2 million in 2001 to $105.8 million in 2002. The increase was primarily attributable to increased volumes in products used in plumbing, fire sprinkler and industrial applications within our TempRite® CPVC product lines. The increases were partially offset by a change in sales mix to lower priced products along with competitive pricing pressure in the Estane® TPU product line.

        Gross profit increased $11.3 million, or 39.1%, from $28.9 million in 2001 to $40.2 million in 2002. As a percentage of sales, gross profit increased from 29.7% in 2001 to 38.0% in 2002. The increase in gross margin percentage was primarily attributable to decreases in raw material and utility costs and higher TempRite® CPVC volume. These favorable trends were partially offset by a change in sales mix to lower priced products along with competitive pricing pressure in the Estane® TPU product line.

        Operating income for the segment increased $10.5 million, or 80.8%, from $13.0 million in 2001 to $23.5 million in 2002. The increase was primarily attributable to decreases in raw material and utility costs, higher plumbing, fire sprinkler and industrial related sales within the TempRite® CPVC product lines, and reduced amortization expense for goodwill. The increase was partially offset by a change in sales mix to lower priced products along with competitive pricing pressure in the Estane® TPU product line, and increases in selling and administrative expenses.

        Performance Coatings—Sales increased $0.7 million, or 0.7%, from $99.6 million in 2001 to $100.3 million in 2002. The increase was primarily attributable to higher volumes in industrial coatings applications and the stronger Euro. The increases were partially offset by competitive pricing pressure.

        Gross profit increased $6.7 million, or 28.4%, from $23.6 million in 2001 to $30.3 million in 2002. As a percentage of sales, gross profit increased from 23.7% in 2001 to 30.2% in 2002. The increase was primarily associated with decreases in raw material and utility costs and lower manufacturing costs. These favorable trends were partially offset by competitive pricing pressure.

        Operating income for the segment increased $7.8 million, or 75.0%, from $10.4 million in 2001 to $18.2 million in 2002. The increase was primarily associated with the decrease in raw material and utility costs, lower manufacturing costs, and reduced amortization expense for goodwill. These favorable trends were partially offset by competitive pricing pressure and increases in selling and administrative expenses.

        Corporate—Corporate costs decreased $2.2 million from $18.0 million in 2001 to $15.8 million in 2002. This decrease was primarily the result of our restructuring efforts, which was partially offset by the incremental administrative costs reflective of a stand-alone company.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        The comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001 has been completed by combining the results of operations for the two months ended February 28, 2001 of the Performance Materials Segment of Goodrich (the "Predecessor Company") prior to the acquisition, with the results of operations of Noveon, Inc. for the four months ended June 30, 2001. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in our organization structure, recorded asset values, cost structure and our capitalization resulting from the acquisition.

Total Company Analysis

        Sales—Sales decreased $13.6 million, or 2.5%, from $553.9 million in 2001 to $540.3 million in 2002. The decrease was primarily the result of volume declines related to products sold to the textile, industrial and automotive related industries, competitive pricing pressure, and discontinued product lines within our Cincinnati, Ohio colorants business in 2001. These decreases were partially offset by higher volumes within our TempRite® CPVC and personal care product lines.

        Cost of Sales—Cost of sales as a percentage of sales decreased from 73.2% in 2001 to 67.3% in 2002. The decrease in cost of sales as a percentage of sales was attributable to decreases in raw material and utility costs across all segments and lower manufacturing costs.

        Gross Profit—Gross profit increased $28.7 million, or 19.4%, from $148.2 million in 2001 to $176.9 million in 2002. As a percentage of sales, gross profit increased from 26.8% in 2001 to 32.7% in 2002. The increase was primarily associated with the decreases in raw material and utility costs and lower manufacturing costs. The increases were partially offset by the lower sales volumes and competitive pricing pressure.

        Selling and Administrative Expenses—Selling and administrative expenses increased $0.5 million, or 0.5%, from $99.9 million in 2001 to $100.4 million in 2002. Selling and administrative costs as a percentage of sales increased from 18.0% in 2001 to 18.6% in 2002 due to reduced sales volumes. The increase in selling and administrative costs is attributable to the addition of sales and marketing resources, incremental investor management fees of $0.7 million, and incremental administrative costs reflective of a stand-alone company. These increases were partially offset by the reduction in costs attributable to the Company's restructuring efforts and the reduced retiree medical costs resulting from the terms of the acquisition of the Predecessor Company.

        Amortization Expense—Amortization expense decreased $8.0 million, or 53.3%, from $15.0 million in 2001 to $7.0 million in 2002. The decrease was due to the elimination of the goodwill amortization as required by the provisions of SFAS No. 142 beginning in 2002.

        Consolidation Costs—Consolidation costs increased $1.1 million from $0.7 million in 2001 to $1.8 million in 2002. This increase is primarily related to the consolidation of the static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, both of which will occur in the third quarter of 2002.

        Operating Income—Operating income increased by $35.1 million, or 107.7%, from $32.6 million in 2001 to $67.7 million in 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, lower manufacturing costs, and reduced amortization expense for goodwill. These favorable trends were partially offset by lower sales volumes and competitive pricing pressure.

        Interest Income (Expense)-Net—Interest expense was $32.3 million in 2001 and $38.5 million in 2002. The increase in expense was attributable to the change in the debt structure associated with the acquisition of the Performance Materials Segment of Goodrich at February 28, 2001, partially offset by reduced interest rates in 2002 and interest income from our cash balances.

        Other (Expense)-Net—Other expense was $3.2 million in 2001. The 2001 expense was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

        Income Tax Expense—Income tax benefit was $1.0 million in 2001 compared to income tax expense of $4.9 million in 2002. The income tax expense for 2002 was primarily associated with our international operations. The income tax benefit in 2001 was a result of income tax expense associated with our international operations netted against income tax benefits associated with our domestic operations. The effective tax rate for the six months ended June 30, 2001 and 2002 was 34.5% and 16.8%, respectively.

        For the six months ended June 30, 2001, we believed a valuation allowance against the deferred tax assets relating to domestic losses incurred was not necessary, as we anticipated such losses would be offset by income during the remainder of 2001. Accordingly, an income tax benefit associated with our domestic net operating losses was realized. However, subsequent to the six months ended June 30, 2001, domestic losses continued. These cumulative losses and a lack of prior earnings history in our new capital structure provided substantial evidence regarding our inability to realize certain deferred tax assets. As a result, under the provisions of SFAS No. 109, a tax valuation allowance was recorded later in 2001 to offset the domestic income tax benefits recorded during the six months ended June 30, 2001.

        For the six months ended June 30, 2002, sufficient income was generated to realize certain of the deferred tax assets associated with domestic net operating losses. Therefore, under the provisions of SFAS No. 109, domestic income tax expense for the six months ended June 30, 2002 has been significantly offset by the reversal of a portion of the tax valuation allowances.

        As of June 30, 2002, we still have cumulative losses for our domestic operations and we therefore intend to record valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

        Net Income (Loss)—As a result of the factors discussed above, net income increased by $26.2 million from a loss of $(1.9) million in 2001 to income of $24.3 million in 2002.

        EBITDA for the six month period ended June 30, 2001 and 2002 is calculated as follows (dollars in millions):

	2001	2002
Operating income	$32.6	$67.7
Depreciation and amortization	50.1	40.1
Investor management fees	1.2	2.0
Consolidation costs	0.7	1.8
Non-cash cost of sales impact of inventory write-up from purchase accounting	1.8	—

EBITDA	$86.4	$111.6

Segment Analysis

        Consumer Specialties—Sales decreased $2.9 million, or 2.0%, from $144.6 million in 2001 to $141.7 million in 2002. The decrease was primarily attributable to the impact of discontinued product lines at our colorants business in Cincinnati, Ohio and lower phenol prices within the food and beverage product lines. These decreases were partially offset by higher volume in our personal care product lines.

        Gross profit increased $8.1 million, or 22.5%, from $36.0 million in 2001 to $44.1 million in 2002. As a percentage of sales, gross profit increased from 24.9% in 2001 to 31.1% in 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, lower manufacturing costs, and higher personal care volumes. These favorable trends were partially offset by the impact of lower phenol prices within the food and beverage product lines and lower pharmaceutical volumes.

        Operating income increased $10.3 million, or 71.5%, from $14.4 million in 2001 to $24.7 million in 2002. The increase was primarily associated with decreases in raw material and utility costs, lower manufacturing costs, higher personal care volumes, mix improvements in our pharmaceutical products, and reduced amortization expense for goodwill. These favorable trends were partially offset by the impact of lower phenol prices within the food and beverage product lines, and lower pharmaceutical volumes.

        Polymer Solutions—Sales decreased by $3.3 million, or 1.6%, from $207.2 million in 2001 to $203.9 million in 2002. The decrease was primarily attributable to reduced volumes in products used in industrial and automotive applications within our polymer additives and Estane® TPU product lines, lower European demand, and competitive pricing pressure; partially offset by higher plumbing and fire sprinkler sales within the TempRite® CPVC product lines.

        Gross profit increased $9.0 million, or 13.4%, from $67.2 million in 2001 to $76.2 million in 2002. As a percentage of sales, gross profit increased from 32.4% in 2001 to 37.4% in 2002. The increase in gross margin percentage was primarily attributable to decreases in raw material and utility costs, higher TempRite® volume and lower manufacturing costs. These favorable trends were partially offset by lower volumes and competitive pricing pressure in Estane® TPU.

        Operating income for the segment increased $6.9 million, or 18.2%, from $37.9 million in 2001 to $44.8 million in 2002. The increase was primarily attributable to decreases in raw material and utility costs, higher plumbing and fire sprinkler sales within the TempRite® product lines, and lower manufacturing costs as well as reduced amortization expense for goodwill. The increase was partially offset by competitive pricing pressure in Estane® TPU and increases in selling and administrative expenses.

        Performance Coatings—Sales decreased $7.4 million, or 3.7%, from $202.1 million in 2001 to $194.7 million in 2002. The decrease was primarily attributable to a decline in demand in the textile and graphic arts industries, lower European demand, competitive pricing pressure and the disposition of the textile dyes product line prior to the acquisition. These unfavorable trends were partially offset by higher volumes in industrial coatings applications.

        Gross profit increased $11.6 million, or 25.8%, from $45.0 million in 2001 to $56.6 million in 2002. As a percentage of sales, gross profit increased from 22.3% in 2001 to 29.1% in 2002. The increase was primarily associated with decreases in raw material and utility costs and lower manufacturing costs. These favorable trends were partially offset by reduced volumes.

        Operating income for the segment increased $16.2 million, or 94.7%, from $17.1 million in 2001 to $33.3 million in 2002. The increase was primarily associated with the decrease in raw material and utility costs, lower manufacturing and selling and administrative expenses, and reduced amortization expense for goodwill. These favorable trends were partially offset by reduced volumes.

        Corporate—Corporate costs decreased $2.8 million from $36.1 million in 2001 to $33.3 million in 2002. This decrease was primarily the result of our restructuring efforts and reduced retiree medical costs resulting from the terms of the acquisition of the Performance Materials Segment of Goodrich, and were partially offset by incremental administrative costs reflective of a stand-alone company.

Liquidity and Capital Resources

Debt and Commitments

        Our credit facilities include (1) a Term Loan A facility in the original amount of $125.0 million which matures in 2007, (2) a Term Loan B facility in the original amount of $510.0 million which matures in 2008 and (3) a revolving credit facility in the amount of $125.0 million which matures in 2007. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

        As of June 30, 2002, we had a cash balance of $138.9 million. In addition, we had $120.1 million available under the revolving credit facility of $125.0, net of $4.9 million of outstanding letters of credit.

        Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

        Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than semi-annually. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default.

        Our credit facilities contain covenants related to maximum leverage, minimum interest coverage and minimum EBITDA levels. As of June 30, 2002, we were in compliance with all of the covenants of our credit facilities.

        We believe that our cash on hand, anticipated funds from operations, and the amounts available to us under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements and tax obligations for the foreseeable future. However, our ability to fund working capital, capital expenditures, debt service requirements and tax obligations will be dependent upon our future financial performance and our ability to repay or refinance our debt obligations which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Cash Flows

        Cash flows provided by operating activities increased $48.9 million from $13.0 million provided by operating activities in the six month period ended June 30, 2001 to $61.9 million provided by operating activities in the six month period ended June 30, 2002. The increase was primarily related to decreases in working capital period over period and improved operating results.

        Investing activities included the working capital settlement with Goodrich, totaling $14.5 million and reflected as an adjustment to purchase price under the purchase agreement, payments made in connection with acquisitions and $12.2 million of capital expenditures in the six months ended June 30, 2002. Investing activities included the acquisition of the Performance Materials Segment of Goodrich for $1,187.2 million and purchases of property for $17.5 million in the six months ended June 30, 2001.

        Financing activities used $12.0 million for the six-month period ended June 30, 2002 primarily related to the principal payments on our Term Loans. Financing activities provided $1,233.0 million of cash in the six month period ended June 30, 2001, primarily related to the funding of our acquisition.

Capital Expenditures

        We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the six months ended June 30, 2002 were $12.2 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow. We expect capital expenditures for the years 2002 and 2003 to be between $45.0 million and $50.0 million annually.

Working Capital Adjustment

        Pursuant to the Agreement between us and Goodrich, the purchase price was subject to a post-closing working capital adjustment. On June 28, 2002, we entered into an agreement with Goodrich settling the working capital adjustment and in which we agreed to pay Goodrich $14.5 million. We paid that amount to Goodrich on June 28, 2002 using cash on hand. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in Company's financial statements and increased the goodwill associated with the acquisition.

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

Environmental

        We are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although we believe past operations were in substantial compliance with the then-applicable regulations, either we or the Performance Materials Segment of Goodrich have been designated as potentially responsible parties by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.

        We initiate corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at our current operations. We also conduct a compliance and management systems audit program. We believe that compliance with current laws and regulations will not have a material adverse effect on our capital expenditures, results of operations or competitive position.

        Our environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which either we or the Performance Materials Segment of Goodrich have been identified as a potentially responsible party. This process includes investigation and remedial selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies.

        Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity to be approximately $12.5 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich's share of such liabilities may increase to the extent such third parties fail to honor their indemnity obligations. Our June 30, 2002 balance sheet includes liabilities of $23.6 million to cover future environmental expenditures. Accordingly, the current portion of the environmental obligation of $2.9 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.7 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich.

        We believe that our reserves are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information or newly discovered conditions or a change in the law.

New Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 in our first quarter of 2002 reporting. After giving effect to the elimination of goodwill amortization as required by the provisions of SFAS No. 142, net income (loss) for the three months ended June 30, 2001, two months ended February 28, 2001 and the four months ended June 30, 2001 would have been $(2.6) million, $8.6 million and $(1.8) million, respectively. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002. We have determined that no goodwill impairment has occurred.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB SFAS No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. We adopted the statement during the second quarter of 2002, the effect of which had no impact to the Company's consolidated financial position or results of operations.

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

Revenue and Income Recognition

        Revenue from the sale of products is recognized at the point of passage of title, which is generally at the time of shipment. Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales.

Inventories

        Inventories are stated at the lower of cost or market. Most domestic inventories are valued by the last-in, first-out, or LIFO, cost method. Inventories not valued by the LIFO method are valued principally by the average cost method.

Derivative and Hedging Activities

        As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. These agreements require us to pay a fixed rate of interest while receiving a variable rate. At June 30, 2002, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $8.8 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

        We enter into currency forward exchange contracts, totaling $11.4 million at June 30, 2002, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts was a current liability of $0.7 million at June 30, 2002. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

        We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the three months and six months ended June 30, 2002, we recognized $6.9 million and $6.5 million, respectively, of net losses included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

Deferred Income Taxes

        The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management provides valuation allowances against the deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Foreign Currency Risk

        We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at June 30, 2002 was a current liability of $0.7 million.

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

Interest Rate Risk

        In order to hedge a portion of our interest rate risk, we are a party to interest rate swap agreements, as required by our credit agreement, with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. Our interest rate swap agreements at June 30, 2002 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The decrease in the fair value of the interest rate swap agreements was $4.3 million and $3.1 million, respectively, for the three months and six months ended June 30, 2002.

        At June 30, 2002, we carried $894.5 million of outstanding debt on our balance sheet, with $439.5 million of that total, net of $180.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended June 30, 2002, interest expense would increase or decrease by $1.4 million. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 2002, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $17.0 million.

Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit Description
3.1	Corrected Restated Certificate of Incorporation of Noveon, Inc.
10.12	Settlement Agreement and Release between Goodrich Corporation and Noveon, Inc. dated June 28, 2002
(b)
Reports on Form 8-K

        None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVEON, INC.
Dated: July 26, 2002	By:	/s/ CHRISTOPHER R. CLEGG Christopher R. Clegg Senior Vice President, General Counsel and Secretary
	By:	/s/ MICHAEL D. FRIDAY Michael D. Friday Sr. Vice President and Chief Financial Officer

QuickLinks

Noveon, Inc. Periods of Three and Six Months Ended June 30, 2002 and Three and Four Months Ended June 30, 2001 and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Period of Two Months Ended February 28, 2001
Noveon, Inc. Condensed Consolidated Statement of Operations (dollars in millions) (unaudited)
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Condensed Consolidated Statement of Operations (dollars in millions) (unaudited)
Noveon, Inc. Condensed Consolidated Balance Sheet (dollars in millions)
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Condensed Consolidated Statement of Cash Flows (dollars in millions) (unaudited)
Noveon, Inc. Period of three and six months ended June 30, 2002 and three and four months ended June 30, 2001 and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Period of two months ended February 28, 2001 Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures of Market Risk
  Part II: Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures