Form 10-Q
period 2002-09-30
NOVEON INC
filed 2002-11-14
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                     or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________.


                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)


         Delaware              File No. 333-61812                13-4143915
     ---------------        ------------------------        -----------------
(State of incorporation)    (Commission File Number)         (IRS Employer
                                                           Identification No.)

                           9911 Brecksville Road
                            Cleveland Ohio 44141
                  ---------------------------------------
                  (Address of Principal Executive Offices)
                                 (Zip Code)

                               (216) 447-5000
               -----------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No

     As of November 14, 2002, there is 1 share of registrant's Common Stock outstanding.

                                Noveon, Inc.

         Periods of Three and Nine Months Ended September 30, 2002
            and Three and Seven Months Ended September 30, 2001
                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                Period of Two Months Ended February 28, 2001


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Statement of Operations--Three months ended September 30, 2001 and 2002...................................2

          Condensed Consolidated Statement of Operations--Two months ended February 28, 2001, seven months ended September 30, 2001, and nine months ended September 30, 2002.....................................3

          Condensed Consolidated Balance Sheet--December 31, 2001 and
          September 30, 2002..................................................4

          Condensed Consolidated Statement of Cash Flows--Two months ended February 28, 2001, seven months ended September 30, 2001, and nine months ended September 30, 2002................................5

          Notes to Condensed Consolidated Financial Statements................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..... ...............................28

     Item 3. Quantitative and Qualitative Disclosures of Market Risk.........48

     Item 4. Controls and Procedures.... ....................................49


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................50

                                Noveon, Inc.

               Condensed Consolidated Statement of Operations
                           (dollars in millions)


                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                           -----------------------------------
                                                 2001             2002
                                           -----------------------------------
                                                      (unaudited)

Sales                                         $   262.4        $  273.2
Cost of sales                                     191.6           184.2
                                           -----------------------------------

Gross profit                                       70.8            89.0
Selling and administrative expenses                46.7            51.3
Amortization expense                                8.4             3.5
Consolidation costs                                 0.7             1.1
                                           -----------------------------------

Operating income                                   15.0            33.1
Interest income (expense)--net                    (21.7)          (18.9)
Other income (expense)--net                        (0.2)           (0.1)
                                           -----------------------------------
Income (loss) before income taxes                  (6.9)           14.1
Income tax benefit (expense)                        0.9            (1.8)
                                           -----------------------------------
Net income (loss)                             $    (6.0)       $   12.3
                                           ===================================


See notes to condensed consolidated financial statements.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

               Condensed Consolidated Statement of Operations
                           (dollars in millions)


                                          BFGOODRICH
                                          PERFORMANCE
                                            MATERIALS                   NOVEON, INC.
                                          ---------------------------------------------------------
                                          TWO MONTHS               SEVEN MONTHS     NINE MONTHS
                                            ENDED                     ENDED            ENDED
                                          FEBRUARY 28,             SEPTEMBER 30,    SEPTEMBER 30,
                                             2001                      2001             2002
                                          ---------------------------------------------------------
                                                                             (unaudited)
Sales                                      $   187.0                $   629.3        $   813.5
Cost of sales                                  137.3                    460.0            547.5
                                          ---------------------------------------------------------

Gross profit                                    49.7                    169.3            266.0
Selling and administrative expenses             35.2                    111.4            151.7
Amortization expense                             4.0                     19.4             10.5
Consolidation costs                               -                       1.4              2.9
                                          ---------------------------------------------------------

Operating income                                10.5                     37.1            100.9
Interest income (expense)--net                   0.6                    (54.6)           (57.4)
Other income (expense)--net                     (1.5)                    (1.9)            (0.2)
                                          ---------------------------------------------------------
Income (loss) before income taxes                9.6                     (19.4)            43.3
Income tax benefit (expense)                    (4.0)                      5.9             (6.7)
                                          ---------------------------------------------------------
Net income (loss)                          $     5.6                 $   (13.5)       $    36.6
                                          =========================================================


See notes to condensed consolidated financial statements.

                                Noveon, Inc.

                    Condensed Consolidated Balance Sheet
                           (dollars in millions)


                                                                           DECEMBER 31, 2001  SEPTEMBER 30, 2002
                                                                          ----------------------------------------
                                                                                                  (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                      $   120.0           $   151.9
Accounts and notes receivable, less allowances for doubtful
   receivables ($8.7 and $8.9 at December 31, 2001
   and September 30, 2002, respectively)                                           133.8               153.9
Inventories                                                                        140.2               136.9
Prepaid expenses and other current assets                                            4.5                 6.9
                                                                          ----------------------------------------
TOTAL CURRENT ASSETS                                                               398.5               449.6

Property, plant and equipment--net                                                 672.5               656.4
Goodwill--net                                                                      346.9               369.6
Identifiable intangible assets--net                                                192.0               183.0
Other assets                                                                        51.9                45.7
                                                                          ----------------------------------------
TOTAL ASSETS                                                                   $ 1,661.8           $ 1,704.3
                                                                          ========================================

CURRENT LIABILITIES
Short-term bank debt                                                           $     1.3           $     0.1
Accounts payable                                                                    97.1               105.8
Accrued expenses                                                                    74.2                67.9
Income taxes payable                                                                 1.0                 4.0
Current maturities of long-term debt                                                23.2                24.0
                                                                          ----------------------------------------
TOTAL CURRENT LIABILITIES                                                          196.8               201.8

Long-term debt                                                                     876.2               863.8
Postretirement benefits other than pensions                                          5.3                 5.7
Accrued pensions                                                                    32.8                32.4
Deferred income taxes                                                               24.6                26.8
Accrued environmental                                                               20.7                20.8
Other non-current liabilities                                                        9.2                17.7

STOCKHOLDER'S EQUITY
Common stock                                                                         -                   -
Paid in capital                                                                    527.0               527.0
Retained earnings (deficit)                                                        (20.6)               16.0
Accumulated other comprehensive loss                                               (10.2)               (7.7)
                                                                          ----------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                         496.2               535.3
                                                                          ----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $ 1,661.8           $ 1,704.3
                                                                          ========================================


See notes to condensed consolidated financial statements.


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

               Condensed Consolidated Statement of Cash Flows
                           (dollars in millions)


                                                                   BFGOODRICH
                                                                  PERFORMANCE
                                                                   MATERIALS               NOVEON, INC.
                                                               --------------------------------------------------
                                                                   TWO MONTHS      SEVEN MONTHS     NINE MONTHS
                                                                     ENDED            ENDED            ENDED
                                                                  FEBRUARY 28,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2001             2001             2002
                                                               --------------------------------------------------
                                                                                             (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                  $    5.6         $    (13.5)        $    36.6
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
Depreciation and amortization                                          14.4               62.5              61.3
Deferred income taxes                                                  (5.2)             (10.4)              2.2
Debt issuance cost amortization in interest expense                     -                  5.2               4.2
Change in assets and liabilities, net of effects of
  acquisitions and dispositions of businesses                         (46.4)              48.2              (7.5)
                                                              ---------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (31.6)              92.0              96.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment                             (7.6)             (16.0)            (27.7)
Payments made in connection with acquisitions, net of
  cash acquired                                                         -             (1,187.3)            (20.6)
                                                              ---------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                (7.6)          (1,203.3)            (48.3)

FINANCING ACTIVITIES
Decrease in short-term debt                                            (3.7)             (25.9)             (0.4)
Payments on long-term borrowings                                        -                 (5.2)            (18.9)
Proceeds from issuance of long-term debt                                -                910.0               -
Proceeds from sale of receivables, net                                  0.5                -                 -
Debt issuance costs                                                     -                (44.3)              -
Equity contribution from stockholder                                    -                355.0               -
Transfers from Parent                                                  40.7                -                 -
                                                               ---------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       37.5            1,189.6             (19.3)

Effect of exchange rate changes on cash and cash equivalents            -                  0.2               2.7
                                                               ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (1.7)              78.5              31.9
Cash and cash equivalents at beginning of period                       15.7                -               120.0
                                                               ---------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   14.0         $     78.5         $   151.9
                                                               ===================================================

Non-cash transactions
   Equity contribution                                             $    -           $    172.0         $     -
                                                               ===================================================


See notes to condensed consolidated financial statements.


                                Noveon, Inc.
         Periods of Three and Nine Months Ended September 30, 2002
            and Three and Seven Months Ended September 30, 2001

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)
                Period of Two Months Ended February 28, 2001

      Notes to Condensed Consolidated Financial Statements (unaudited)


A. ACQUISITIONS

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of the Performance Materials Segment of the BFGoodrich Company (now known as Goodrich Corporation ("Goodrich")).

Pursuant to the Agreement for Sale and Purchase of Assets between Goodrich and the Company (the "Agreement"), the purchase price was subject to a post-closing working capital adjustment. On June 28, 2002, the Company entered into an agreement with Goodrich settling the working capital adjustment pursuant to which the Company paid Goodrich $14.5 million. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in the Company's financial statements and increased the goodwill associated with the acquisition.

The following unaudited pro forma data summarize the results of operations for the nine months ended September 30, 2001 as if the Company had been acquired as of the beginning of the period presented. The pro forma data give effect to actual operating results prior to the acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the acquisition are reflected in the pro forma data. In addition, the results of the textile dyes business, which were not part of the acquisition, are excluded from the pro forma results. These pro forma amounts (in millions) do not purport to be indicative of the results that would have actually been attained if the acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

                        Net sales               $ 815.2
                        Operating income           45.1
                        Net loss                  (31.5)

In May 2002, the Company's Consumer Specialties segment purchased selected assets of a Latin American personal care and pharmaceutical distributor. In June 2002, the Company's Performance Coatings segment purchased selected assets and technology of a coatings business. In August 2002, the Company's Consumer Specialties segment purchased certain assets, technology and other intellectual property relating to aroma chemicals from Firmenich S.A.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly owned subsidiary of Noveon International, Inc. ("International"), previously known as Noveon Holdings, Inc.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

C. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this statement by January 1, 2003, the effect of which has not yet been determined.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


C. NEW ACCOUNTING STANDARDS (CONTINUED)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (i.e., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Company adopted SFAS No. 144 effective January 1, 2002. The effect of adoption had no impact to the Company's consolidated financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." In most cases, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company adopted the statement during the second quarter of 2002, the effect of which had no impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, this statement will have on the financial statements.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


D. INVENTORIES

The components of inventory consist of the following:

                                        DECEMBER 31,       SEPTEMBER 30,
                                            2001               2002
                                     ----------------------------------------
                                                 (IN MILLIONS)

     Raw materials                       $      30.2        $      33.1
     Work in process                             2.5                3.6
     Finished products                         107.5              100.2
                                     ----------------------------------------
                                         $     140.2        $     136.9
                                     ========================================

At December 31, 2001 and September 30, 2002, LIFO inventory approximated replacement cost.

E. GOODWILL AND OTHER INTANGIBLE ASSETS

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 in the first quarter of 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that no goodwill impairment has occurred.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


E. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

After giving effect to the elimination of goodwill amortization, as required by the provisions of SFAS No. 142, net income (loss) for the two months ended February 28, 2001, the three months ended September 30, 2001 and the seven months ended September 30, 2001 would have been as follows:

                                                           BFGOODRICH
                                                          PERFORMANCE
                                                           MATERIALS                  NOVEON, INC.
                                                          --------------------------------------------------------
                                                           TWO MONTHS       THREE MONTHS        SEVEN MONTHS
                                                             ENDED              ENDED               ENDED
                                                          FEBRUARY 28,      SEPTEMBER 30,       SEPTEMBER 30,
     (IN MILLIONS)                                            2001              2001                2001
     -------------------------------------------------------------------------------------------------------------
     Reported net income (loss)                            $    5.6           $   (6.0)         $     (13.5)
     Goodwill amortization                                      3.0                4.5                 10.6
     Tax effect on amortization                                 -                 (0.2)                (0.5)
                                                          ----------------------------------------------------------
     Pro forma net income (loss)                           $    8.6           $   (1.7)         $      (3.4)
                                                          ==========================================================

The changes in the carrying amount of goodwill during the nine months ended September 30, 2002 are as follows:

                                                             (IN MILLIONS)
                                                            ------------------

     Goodwill-net balance at January 1, 2002                     $    346.9
        Finalization of purchase price allocation
          for acquisitions in 2001                                     20.0
        Effect of acquisitions in 2002                                  2.7
                                                            ------------------
     Goodwill-net balance at September 30, 2002                  $    369.6
                                                            ==================

Intangible assets that continue to be subject to amortization are comprised of the following at December 31, 2001:


                                                                                                   WEIGHTED
                                              GROSS                                 NET            AVERAGE
                                            CARRYING          ACCUMULATED        CARRYING        AMORTIZATION
     (DOLLARS IN MILLIONS)                   AMOUNT          AMORTIZATION         AMOUNT            PERIOD
     ------------------------------------------------------------------------------------------------------------

     Technology                              $   156.9          $   8.7           $   148.2       15.0 years
     Trademarks                                   46.3              2.5                43.8       15.0 years
                                       ---------------------------------------------------------
     Total                                   $   203.2          $  11.2           $   192.0       15.0 years
                                       =========================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


E. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Intangible assets that continue to be subject to amortization are comprised of the following at September 30, 2002:


                                                                                                   WEIGHTED
                                              GROSS                                 NET            AVERAGE
                                            CARRYING          ACCUMULATED        CARRYING        AMORTIZATION
     (DOLLARS IN MILLIONS)                   AMOUNT          AMORTIZATION         AMOUNT            PERIOD
     ------------------------------------------------------------------------------------------------------------
     Technology                              $   156.9          $  16.6           $   140.3       15.0 years
     Trademarks                                   46.9              5.0                41.9       15.0 years
     Non-compete agreements                        0.8              -                   0.8        4.3 years
                                       ---------------------------------------------------------
     Total                                   $   204.6          $  21.6           $   183.0       15.0 years
                                       =========================================================


Amortization expense for the intangible assets subject to amortization was $3.5 million and $10.5 million, respectively, for the three months and nine months ended September 30, 2002. Amortization expense for the intangible assets subject to amortization was $1.0 million, $3.9 million and $8.8 million, respectively, for the two months ended February 28, 2001, the three months ended September 30, 2001 and the seven months ended September 30, 2001. Amortization expense is estimated to be approximately $14.0 million annually for the next five fiscal years.

F. INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. For the seven months ended September 30, 2001, the Company recorded a deferred tax benefit related to the losses incurred, as it anticipated that such losses would be offset by income during the remainder of 2001. However, subsequent to the third quarter of 2001, domestic losses continued through the remainder of 2001. Under the provisions of SFAS No. 109, these cumulative losses provide substantial negative evidence regarding the realizability of deferred tax assets. As a result, a tax valuation allowance was recorded in the fourth quarter of 2001 to offset the domestic income tax benefits recorded in the first nine months of 2001.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


F. INCOME TAXES (CONTINUED)

During the three and nine months ended September 30, 2002, sufficient income was generated to realize certain of the deferred tax assets. As a result, income tax expense associated with income before income taxes for the three and nine months ended September 30, 2002 has been significantly offset by the reversal of certain valuation allowance amounts equal to the reduction in cumulative domestic losses. As of September 30, 2002, the Company still has cumulative net operating losses since its inception for its domestic operations, and the Company intends to record tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

Management has determined, based on the Company's new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, a valuation allowance of $28.0 million at September 30, 2002 has been established. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

In determining the adequacy of the $28.0 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. Therefore, management believes that sufficient book and taxable income will be generated to realize the benefit of the remaining net deferred tax assets of $33.8 million.

G. SEGMENT INFORMATION

Consistent with our focus on industries and end-use applications, the Company's operations are organized into three reportable business segments:
Consumer Specialties, Specialty Materials and Performance Coatings. In 2002, the Company changed the name of its Polymer Solutions segment to Specialty Materials.

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

As a result of the Company's evaluation of SFAS No. 142, certain segment allocations for amortization expense and intangible assets have been reclassified between the reporting segments. The effects of this reclassification on operating income, depreciation and amortization expense, and total assets are reflected in the following tables summarizing business segment information:

                                                           THREE MONTHS               THREE MONTHS
                                                              ENDED                      ENDED
                                                          SEPTEMBER 30,              SEPTEMBER 30,
                                                               2001           %           2002           %
                                                         --------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
     Sales
        Consumer Specialties                                 $   72.9        27.8%       $  76.4        28.0%
        Specialty Materials                                      97.1        37.0%         101.7        37.2%
        Performance Coatings                                     92.4        35.2%          95.1        34.8%
                                                         --------------------------------------------------------
     Total sales                                             $  262.4       100.0%       $ 273.2       100.0%
                                                         ========================================================

     Gross profit
        Consumer Specialties                                 $   18.2        25.0%       $  23.7        31.0%
        Specialty Materials                                      30.5        31.4%          40.1        39.4%
        Performance Coatings                                     22.1        23.9%          25.2        26.5%
                                                         -----------------          -----------------
     Total gross profit                                      $   70.8        27.0%       $  89.0        32.6%
                                                         =================          =================
     Operating income (loss)
        Consumer Specialties                                 $    7.4        10.2%       $  13.3        17.4%
        Specialty Materials                                      14.8        15.2%          24.6        24.2%
        Performance Coatings                                      8.9         9.6%          13.3        14.0%
        Corporate costs                                         (15.4)       (5.9)%        (17.0)       (6.2)%
        Consolidation costs                                      (0.7)       (0.3)%         (1.1)       (0.4)%
                                                         -----------------          -----------------
     Total operating income                                  $   15.0         5.7%       $  33.1        12.1%
                                                         =================          =================

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


G. SEGMENT INFORMATION (CONTINUED)


                                       BFGOODRICH
                                 PERFORMANCE MATERIALS                        NOVEON, INC.
                               ----------------------------------------------------------------------------------
                                 TWO MONTHS               SEVEN MONTHS                 NINE MONTHS
                                   ENDED                      ENDED                       ENDED
                                FEBRUARY 28,              SEPTEMBER 30,                SEPTEMBER 30,
                                    2001           %           2001           %           2002           %
                               ----------------------------------------------------------------------------------
                                                              (DOLLARS IN MILLIONS)
     Sales
        Consumer Specialties       $   45.2       24.2%      $  172.4        27.4%       $ 218.1        26.8%
        Specialty Materials            73.1       39.1%         231.2        36.7%         305.6        37.6%
        Performance Coatings           68.7       36.7%         225.7        35.9%         289.8        35.6%
                               ----------------------------------------------------------------------------------
     Total sales                   $  187.0      100.0%      $  629.3       100.0%       $ 813.5       100.0%
                               ==================================================================================

     Gross profit
        Consumer Specialties       $   10.5       23.2%      $   43.5        25.2%       $  67.9        31.1%
        Specialty Materials            25.6       35.0%          72.3        31.3%         116.4        38.1%
        Performance Coatings           13.6       19.8%          53.5        23.7%          81.7        28.2%
                               ----------------          -----------------          -----------------
     Total gross profit            $   49.7       26.6%      $  169.3        26.9%       $ 266.0        32.7%
                               ================          =================          =================

     Operating income (loss)
        Consumer Specialties       $    2.1        4.6%          19.6        11.4%       $  38.0        17.4%
        Specialty Materials            16.9       23.1%          35.8        15.5%          69.4        22.7%
        Performance Coatings            3.2        4.7%          22.9        10.1%          46.7        16.1%
        Corporate costs               (11.7)      (6.3)%        (39.8)       (6.3)%        (50.3)       (6.2)%
        Consolidation costs               -          -%          (1.4)       (0.2)%         (2.9)       (0.4)%
                               ----------------          -----------------          -----------------
     Total operating income        $   10.5        5.6%      $   37.1         5.9%       $ 100.9        12.4%
                               ================          =================          =================
                                                            DECEMBER 31,                SEPTEMBER 30,
                                                                 2001        %              2002         %
                                                         -------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
     Goodwill--net
        Consumer Specialties                                 $  102.3       29.5%       $   111.8       30.2%
        Specialty Materials                                     144.7       41.7%           151.4       41.0%
        Performance Coatings                                     99.9       28.8%           106.4       28.8%
                                                         -------------------------------------------------------
     Total goodwill--net                                     $  346.9      100.0%       $   369.6      100.0%
                                                         =======================================================

     Assets
        Consumer Specialties                                 $  516.4       31.1%       $   520.6       30.5%
        Specialty Materials                                     657.7       39.6%           666.4       39.1%
        Performance Coatings                                    487.7       29.3%           517.3       30.4%
                                                         -------------------------------------------------------
     Total assets                                            $1,661.8      100.0%       $ 1,704.3      100.0%
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

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


H. COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) consists of the following:


                                            BFGOODRICH
                                           PERFORMANCE
                                            MATERIALS                             NOVEON, INC.
                                         ---------------------------------------------------------------------------------
                                            TWO MONTHS    THREE MONTHS    SEVEN MONTHS     THREE MONTHS    NINE MONTHS
                                              ENDED           ENDED           ENDED           ENDED           ENDED
                                           FEBRUARY 28,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                               2001           2001            2001             2002            2002
                                         ---------------------------------------------------------------------------------
                                                                                  (IN MILLIONS)

  Net income (loss)                          $   5.6         $  (6.0)        $ (13.5)        $  12.3         $  36.6
  Net change related to cash flow hedges         -              (8.6)           (8.4)           (5.2)           (9.0)
  Cumulative translation adjustment              2.6             3.5            (0.6)            1.1            11.5
                                         ---------------------------------------------------------------------------------
  Total comprehensive income (loss)          $   8.2         $ (11.1)        $ (22.5)        $   8.2         $  39.1
                                         =================================================================================

I. RESTRUCTURING AND CONSOLIDATION COSTS

To improve productivity in the electronics industry-related product lines, during the second quarter of 2002 the Company announced the consolidation of its static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, which occurred in the third quarter of 2002. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual is summarized below:


                                        BALANCE                                              BALANCE
                                       JANUARY 1,                                         SEPTEMBER 30,
     (IN MILLIONS)                        2002            PROVISION       ACTIVITY            2002
     -------------------------------------------------------------------------------------------------------
     Personnel-related costs             $    -             $   0.1         $  (0.1)          $     -
     Facility closure costs                   -                 1.1            (0.7)              0.4
                                   -------------------------------------------------------------------------
                                         $    -             $   1.2         $  (0.8)          $   0.4
                                   =========================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


I. RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company has reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company will be eliminating approximately 480 positions. Approximately 81% of the affected employees have left their positions as of September 30, 2002. The restructuring accrual is summarized below:


                                         BALANCE                                             BALANCE
                                       JANUARY 1,                                         SEPTEMBER 30,
     (IN MILLIONS)                        2002            PROVISION       ACTIVITY            2002
     -------------------------------------------------------------------------------------------------------
     Personnel-related costs             $    6.0           $   -           $  (2.3)          $   3.7
     Facility closure costs                   0.7               -              (0.2)              0.5
     Relocation and restructuring
        expense                               -                 1.6            (1.6)              -
                                   -------------------------------------------------------------------------
                                         $    6.7           $   1.6         $  (4.1)          $   4.2
                                   =========================================================================

Consolidation accruals relating to pre-acquisition restructuring plans at September 30, 2002 are summarized below:

                                         BALANCE                                             BALANCE
                                       JANUARY 1,                                         SEPTEMBER 30,
     (IN MILLIONS)                        2002            PROVISION       ACTIVITY            2002
     -------------------------------------------------------------------------------------------------------
     Personnel-related costs             $    0.2           $   -           $  (0.2)          $   -
     Relocation and restructuring
        expense                               -                 0.1            (0.1)              -
                                   -------------------------------------------------------------------------
                                         $    0.2           $   0.1         $  (0.3)          $   -
                                   =========================================================================

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

The Company initiates corrective and/or preventive environmental projects of its own to ensure safe and lawful activities at its current operations. It also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and regulations will not have a material adverse effect on its capital expenditures, earnings, competitive position or cash flows.

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

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


J. CONTINGENCIES (CONTINUED)

At September 30, 2002, the Company had recorded total liabilities of $23.6 million to cover future environmental expenditures. Goodrich has indemnified the Company for environmental liabilities which the Company estimated to be $12.5 million. Accordingly, the current portion of the environmental obligation of $2.9 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.8 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich. These amounts are recorded on an undiscounted basis.

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

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the 11% Senior Subordinated Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     -----------------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                         THE           GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                  COMPANY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)

Sales                                  $     166.3    $      45.8     $      84.5       $     (23.4)      $     273.2
Cost of sales                                104.2           38.8            64.6             (23.4)            184.2
                                     -----------------------------------------------------------------------------------
Gross profit                                  62.1            7.0            19.9               -                89.0
Selling and administrative expenses           33.6            3.0            14.7               -                51.3
Amortization expense                           0.1            2.1             1.3               -                 3.5
Consolidation costs                            1.1            -               -                 -                 1.1
                                     -----------------------------------------------------------------------------------
Operating income                              27.3            1.9             3.9               -                33.1
Interest income (expense)--net               (19.1)           0.4            (0.2)              -               (18.9)
Other income (expense)--net                   (0.1)           0.1            (0.1)              -                (0.1)
                                     -----------------------------------------------------------------------------------
Income before income taxes                     8.1            2.4             3.6               -                14.1
Income tax expense                             -              -              (1.8)              -                (1.8)
                                     -----------------------------------------------------------------------------------
Net income                             $       8.1    $       2.4     $       1.8       $       -         $      12.3
                                     ===================================================================================

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                     -----------------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                   COMPANY       SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)

Sales                                  $     507.2    $     131.9     $     252.3       $     (77.9)     $     813.5
Cost of sales                                324.6          111.9           188.9             (77.9)           547.5
                                     -----------------------------------------------------------------------------------
Gross profit                                 182.6           20.0            63.4               -              266.0
Selling and administrative expenses          103.2            8.3            40.2               -              151.7
Amortization expense                           0.2            6.8             3.5               -               10.5
Consolidation costs                            2.8            -               0.1               -                2.9
                                     -----------------------------------------------------------------------------------
Operating income                              76.4            4.9            19.6               -              100.9
Interest income (expense)--net               (57.7)           1.1            (0.8)              -              (57.4)
Other income (expense)--net                   (0.1)           0.2            (0.3)              -               (0.2)
                                     -----------------------------------------------------------------------------------
Income before income taxes                    18.6            6.2            18.5               -               43.3
Income tax expense                            (0.1)          (0.1)           (6.5)              -               (6.7)
                                     -----------------------------------------------------------------------------------
Net income                             $      18.5    $       6.1     $      12.0       $       -        $      36.6
                                     ===================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                                    SEPTEMBER 30, 2002
                                     -----------------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                          THE         GUARANTOR       NON-GUARANTOR
BALANCE SHEET DATA                      COMPANY      SUBSIDIARIES     SUBSIDIARIES        ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents                $     95.1     $      0.3      $     56.5        $      -          $    151.9
Accounts and notes receivable                  63.2           23.5            67.2               -               153.9
Inventories                                    67.1           27.5            42.3               -               136.9
Prepaid expenses and other current
   assets                                       3.8            1.0             2.1               -                 6.9
                                     -----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                          229.2           52.3           168.1                               449.6

Property, plant and equipment-net             400.6           94.6           161.2               -               656.4
Goodwill, net                                 252.3            -             117.3               -               369.6
Identifiable intangible assets-net              2.6          121.6            58.8               -               183.0
Intercompany receivables                      341.5            4.7            13.9            (360.1)              -
Investment in subsidiaries                    440.3           48.9             -              (489.2)              -
Other assets                                   35.3           10.0             0.4               -                45.7
                                     -----------------------------------------------------------------------------------
TOTAL ASSETS                             $  1,701.8     $    332.1      $    519.7        $   (849.3)       $  1,704.3
                                     ===================================================================================
CURRENT LIABILITIES
Short-term bank debt                     $      -       $      -        $      0.1        $      -          $      0.1
Accounts payable                               62.7            7.0            36.1               -               105.8
Accrued expenses                               50.0            8.4             9.5               -                67.9
Income taxes payable                            -              -               4.0               -                 4.0
Current maturities of debt                     24.0            -               -                 -                24.0
                                     -----------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     136.7           15.4            49.7               -               201.8

Long-term debt                                863.8            -               -                 -               863.8
Postretirement benefits
   other than pensions                          4.4            1.3             -                 -                 5.7
Accrued pensions                               22.0            6.2             4.2               -                32.4
Deferred income taxes                           -              -              26.8                                26.8
Accrued environmental                           1.3           19.5             -                 -                20.8
Intercompany payables                         135.7          148.7            75.7            (360.1)              -
Other non-current liabilities                  15.7            -               2.0               -                17.7
                                     -----------------------------------------------------------------------------------
TOTAL LIABILITIES                           1,179.6          191.1           158.4            (360.1)          1,169.0

STOCKHOLDER'S EQUITY
Capital stock of subsidiaries                   -            136.8           352.4            (489.2)              -
Paid in capital                               527.0            -               -                 -               527.0
Retained earnings (deficit)                    (4.8)           4.2            16.6               -                16.0
Accumulated other comprehensive
   loss                                         -              -              (7.7)              -                (7.7)
                                     -----------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                    522.2          141.0           361.3            (489.2)            535.3
                                     -----------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                  $  1,701.8     $    332.1      $    519.7        $   (849.3)       $  1,704.3
                                     ===================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                            NINE MONTHS ENDED SEPTEMBER 30, 2002
                                     ------------------------------------------------------------------------------------
                                                        COMBINED         COMBINED
                                          THE          GUARANTOR       NON-GUARANTOR
CASH FLOW DATA                          COMPANY       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS        TOTAL
-------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Net cash provided by operating
   activities                            $    57.0      $      4.5       $     35.3       $      -          $     96.8
Investing activities:
   Purchases of property, plant
     and equipment                           (17.0)           (4.5)            (6.2)             -               (27.7)
   Payments made in connection
     with acquisitions, net of
     cash acquired                           (20.6)            -                -                -               (20.6)
                                     ------------------------------------------------------------------------------------
Net cash (used) by investing
   activities                                (37.6)           (4.5)            (6.2)                             (48.3)
Financing activities:
   Decrease in short-term debt                 -               -               (0.4)             -                (0.4)
   Payments on long-term borrowings          (18.9)            -                -                -               (18.9)
                                     ------------------------------------------------------------------------------------
Net cash (used) by financing
   activities                                (18.9)            -               (0.4)             -               (19.3)
Effect of exchange rate changes on
   cash and cash equivalents                   -               -                2.7              -                 2.7
                                     ------------------------------------------------------------------------------------
Net increase in
   cash and cash equivalents                   0.5             -               31.4              -                31.9
Cash and cash equivalents
   at beginning of period                     94.6             0.3             25.1              -               120.0
                                     ------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $    95.1      $      0.3       $     56.5       $      -          $    151.9
                                     ====================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     -----------------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                   COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Sales                                    $   161.5      $     45.5       $    78.0        $   (22.6)        $   262.4
Cost of sales                                114.7            41.3            58.2            (22.6)            191.6
                                     -----------------------------------------------------------------------------------
Gross profit                                  46.8             4.2            19.8              -                70.8
Selling and administrative
   expenses                                   33.1             2.4            11.2              -                46.7
Amortization expense                           8.4             -               -                -                 8.4
Consolidation costs                            0.7             -               -                -                 0.7
                                     -----------------------------------------------------------------------------------
Operating income                               4.6             1.8             8.6              -                15.0
Interest income (expense)--net               (21.4)            0.5            (0.8)             -               (21.7)
Other income (expense)--net                   (0.1)            0.1            (0.2)             -                (0.2)
                                     -----------------------------------------------------------------------------------
Income (loss) before income
   taxes                                     (16.9)            2.4             7.6              -                (6.9)
Income tax benefit (expense)                   2.4            (0.2)           (1.3)             -                 0.9
                                     -----------------------------------------------------------------------------------
Net income (loss)                        $   (14.5)     $      2.2       $     6.3        $     -           $    (6.0)
                                     ===================================================================================


                                                            TWO MONTHS ENDED FEBRUARY 28, 2001
                                     -----------------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                   COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Sales                                    $   120.2      $     26.9      $    56.7         $   (16.8)        $   187.0
Cost of sales                                 85.6            26.0           42.5             (16.8)            137.3
                                     -----------------------------------------------------------------------------------
Gross profit                                  34.6             0.9           14.2               -                49.7
Selling and administrative
   expenses                                   25.0             1.7            8.5               -                35.2
Amortization expense                           1.2             2.4            0.4               -                 4.0
                                     -----------------------------------------------------------------------------------
Operating income (loss)                        8.4            (3.2)           5.3               -                10.5
Interest income (expense)--net                 0.3             0.7           (0.4)              -                 0.6
Other income (expense)--net                   (1.0)            -             (0.5)              -                (1.5)
                                     -----------------------------------------------------------------------------------
Income (loss) before income
   taxes                                       7.7            (2.5)           4.4               -                 9.6
Income tax benefit (expense)                  (3.0)            0.6           (1.6)              -                (4.0)
                                     -----------------------------------------------------------------------------------
Net income (loss)                        $     4.7      $     (1.9)     $     2.8         $     -           $     5.6
                                     ===================================================================================

                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                           SEVEN MONTHS ENDED SEPTEMBER 30, 2001
                                     -----------------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                   COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Sales                                    $   387.6      $    108.8      $   188.1         $   (55.2)        $   629.3
Cost of sales                                277.0           100.5          137.7             (55.2)            460.0
                                     -----------------------------------------------------------------------------------
Gross profit                                 110.6             8.3           50.4               -               169.3
Selling and administrative
   expenses                                   78.1             7.0           26.3               -               111.4
Amortization expense                          19.4             -              -                 -                19.4
Consolidation costs                            1.4             -              -                 -                 1.4
                                     -----------------------------------------------------------------------------------
Operating income                              11.7             1.3           24.1               -                37.1
Interest income (expense)--net               (53.8)            1.2           (2.0)              -               (54.6)
Other income (expense)--net                   (1.3)            0.1           (0.7)              -                (1.9)
                                     -----------------------------------------------------------------------------------
Income (loss) before income
   taxes                                     (43.4)            2.6           21.4               -               (19.4)
Income tax benefit (expense)                  11.2            (0.3)          (5.0)              -                 5.9
                                     -----------------------------------------------------------------------------------
Net income (loss)                        $   (32.2)     $      2.3      $    16.4         $     -           $   (13.5)
                                     ===================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                                   DECEMBER 31, 2001
                                      -----------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
     BALANCE SHEET DATA                 COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
     --------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
     CURRENT ASSETS
      Cash and cash equivalents          $     94.6      $     0.3       $    25.1         $     -      $   120.0
      Accounts and notes receivable            62.8           20.1            50.9               -          133.8
      Inventories                              74.5           30.7            35.0               -          140.2
     Prepaid expenses and other
        current assets                          1.5            0.8             2.2               -            4.5
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                     233.4           51.9           113.2               -          398.5

     Property, plant and equipment,
        net                                   416.0           95.6           160.9               -          672.5
     Goodwill--net                            241.8            -             105.1               -          346.9
     Identifiable intangible
        assets--net                             1.5          128.4            62.1               -          192.0
     Intercompany receivables                 443.7            -              63.5            (507.2)         -
     Investment in subsidiaries               252.6          328.9             -              (581.5)         -
     Other assets                              39.5           10.0             2.4               -           51.9
                                      -----------------------------------------------------------------------------
     TOTAL ASSETS                        $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
                                      =============================================================================

     CURRENT LIABILITIES
      Short-term bank debt               $      -        $     -         $     1.3         $     -      $     1.3
      Accounts payable                         59.3           10.4            27.4               -           97.1
      Accrued expenses                         60.2            7.9             6.1               -           74.2
      Income taxes payable                      -              -               1.0               -            1.0
      Current maturities of debt               23.2            -               -                 -           23.2
                                      -----------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                142.7           18.3            35.8               -          196.8

     Long-term debt                           876.2            -               -                 -          876.2
     Postretirement benefits other
        than pensions                           4.6            0.7             -                 -            5.3
     Accrued pensions                          22.1            7.4             3.3               -           32.8
     Deferred income taxes                      -              -              24.6               -           24.6
     Accrued environmental                      1.3           19.4             -                 -           20.7
     Intercompany payables                     70.5          339.7            97.0            (507.2)         -
     Other non-current liabilities              7.4            -               1.8               -            9.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES                      1,124.8          385.5           162.5            (507.2)     1,165.6
     STOCKHOLDER'S EQUITY
     Capital stock of subsidiaries              -            231.2           350.3            (581.5)         -
     Paid in capital                          527.0            -               -                 -          527.0
     Retained earnings (deficit)              (23.3)          (1.9)            4.6               -          (20.6)
     Accumulated other comprehensive
        loss                                    -              -             (10.2)              -          (10.2)
                                      -----------------------------------------------------------------------------
     TOTAL STOCKHOLDER'S EQUITY               503.7          229.3           344.7            (581.5)       496.2
                                      -----------------------------------------------------------------------------
     TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY             $  1,628.5      $   614.8       $   507.2         $(1,088.7)   $ 1,661.8
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

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                            TWO MONTHS ENDED FEBRUARY 28, 2001
                                     -----------------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
CASH FLOW DATA                          COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Net cash (used) by operating
   activities                            $   (10.7)     $   (10.6)      $   (10.3)        $     -          $   (31.6)
Investing activities:
   Purchases of property, plant
     and equipment                            (5.2)          (0.7)           (1.7)              -               (7.6)
                                     -----------------------------------------------------------------------------------
Net cash (used) by investing
   activities                                 (5.2)          (0.7)           (1.7)              -               (7.6)

Financing activities:
   Decrease in short-term debt                 -              -              (3.7)              -               (3.7)
   Proceeds from sale of
     receivables, net                          -              -               0.5               -                0.5
   Transfers from Goodrich                    15.9           11.2            13.6               -               40.7
                                     -----------------------------------------------------------------------------------
Net cash provided by financing
   activities                                 15.9           11.2            10.4               -               37.5
                                     -----------------------------------------------------------------------------------
Net decrease in cash
   and cash equivalents                        -             (0.1)           (1.6)              -               (1.7)
Cash and cash equivalents
   at beginning of period                      0.1            0.2            15.4               -               15.7
                                     -----------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $     0.1      $     0.1       $    13.8         $     -          $    14.0
                                     ===================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


K. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                           SEVEN MONTHS ENDED SEPTEMBER 30, 2001
                                     ------------------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
CASH FLOW DATA                          COMPANY       SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS        TOTAL
-------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
Net cash provided by operating
   activities                            $    61.5      $      2.4       $     28.1       $      -          $     92.0
Investing activities:
   Purchases of property, plant
     and equipment                            (9.3)           (2.3)            (4.4)             -               (16.0)
Payments made in connection with
   acquisitions, net of cash
   acquired                               (1,187.3)            -                -                -            (1,187.3)
                                     ------------------------------------------------------------------------------------
Net cash (used) by investing
   activities                             (1,196.6)           (2.3)            (4.4)             -            (1,203.3)
Financing activities:
   Decrease in short-term debt                 -               -              (25.9)             -               (25.9)
   Payments on long-term borrowings           (5.2)            -                -                -                (5.2)
   Proceeds from issuance of
     long-term debt                          910.0             -                -                -               910.0
   Debt issuance costs                       (44.3)            -                -                -               (44.3)
   Equity contribution from
     stockholder                             355.0             -                -                -               355.0
   Intercompany transfers                    (24.8)            -               24.8              -                 -
                                     ------------------------------------------------------------------------------------
Net cash provided (used) by
   financing activities                    1,190.7             -               (1.1)             -             1,189.6
Effect of exchange rate changes on
   cash and cash equivalents                   -               -                0.2              -                 0.2
                                     ------------------------------------------------------------------------------------
Net increase in cash and
   cash equivalents                           55.6             0.1             22.8              -                78.5
Cash and cash equivalents
   at beginning of period                      -               -                -                -                 -
                                     ------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $    55.6      $      0.1       $     22.8       $      -          $     78.5
                                     ====================================================================================


                                Noveon, Inc.

                                    and

                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

      Notes to Condensed Consolidated Financial Statements (unaudited)
                                (continued)


L. SUBSEQUENT EVENT

On October 31, 2002, the Company prepaid $45.0 million in principal amount of its outstanding term loans and received consent from the senior lenders to make a restricted payment of $45.0 million to International in the form of a dividend for the purpose of repaying a portion of the seller note to Goodrich.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this report include forward-looking statements, including those that relate to our future plans, objectives, expectations and intentions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "expects," "anticipates," "intends," "plans," "believes," "estimates," "seeks," "thinks" and variations of these words and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, we cannot assure you that our goals will be achieved. These forward-looking statements are made as of the date of these financial statements, and, except as required under the federal securities laws and the rules and regulations of the Commission, we assume no obligation to update or revise them or provide reasons why actual results may differ.

Important factors that may affect our expectations, estimates or projections include:

     o the effects of the substantial debt we have incurred in connection with our acquisition of the Performance Materials Segment from Goodrich and our ability to refinance or repay that debt;

     o changes in customer requirements in markets or industries we serve;

     o    general economic and market conditions;

     o    competition within our industry;

     o our access to capital markets and any restrictions placed on us by any current or future financing arrangements;

     o    environmental and government regulations;

     o    the effect of risks of investing in and conducting  operations in
          foreign  countries,   including  political,   social,   economic,
          currency and regulatory factors;

     o    changes in the price and supply of major raw materials; and

     o the effect of fluctuations in currency exchange rates on our international operations.

OVERVIEW

We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry-leading franchises marketed under some of the industry's most recognized brand names including Carbopol(R), TempRite(R), Estane(R) and Hycar(R). These global brands are complemented by a diverse portfolio of historically stable, cash generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly. Through our worldwide network of 26 strategically located manufacturing facilities, we service more than 7,000 customers operating in over 25 industries. In 2001, we derived approximately 65% of our sales from the United States, 18% of our sales from Europe and 17% of our sales from the rest of the world.

Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings.

RESTRUCTURING MATTERS

To improve the productivity of our electronics industry-related product lines, during the second quarter of 2002 we announced the consolidation of our static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, which occurred in the third quarter of 2002. In conjunction with this consolidation, we incurred personnel-related charges as well as closure costs related to this leased facility, totaling $1.2 million, in the second quarter of 2002. As of September 30, 2002, approximately $0.4 million remains accrued for restructuring costs.

In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we will be eliminating approximately 480 positions. Approximately 81% of the affected employees have left their positions as of September 30, 2002. As of September 30, 2002, approximately $4.2 million remains accrued for restructuring costs with substantially all of the remaining costs anticipated to be paid in 2002 and 2003. As a result of these restructuring efforts, we estimate annualized savings of approximately $17.0 million attributable to reduced employee expenses. These savings were partially recognized beginning in the third quarter of 2001.

RESULTS OF OPERATIONS ON A PRO FORMA BASIS

The following table presents major components of the historical and pro forma statements of operations. The major components of the pro forma consolidated statements of operations reflect the effect of the acquisition of the Performance Materials Segment of Goodrich on February 28, 2001 as if the acquisition occurred on January 1, 2001.

The components of the pro forma consolidated statements of operations for the nine months ended September 30, 2001 are derived from the audited consolidated financial statements of the Performance Materials Segment of Goodrich for the two months ended February 28, 2001 and the unaudited consolidated financial statements of Noveon, Inc. for the seven months ended September 30, 2001.


                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------- -----------------------------------------
                                                                           PRO
                                ACTUAL               ACTUAL               FORMA               ACTUAL
     INCOME STATEMENT            2001       %         2002       %        2001        %        2002       %
                              --------------------- ------------------- -------------------- --------------------
     Sales                       $ 262.4   100.0%     $ 273.2  100.0%     $ 815.2   100.0%     $ 813.5   100.0%
     Cost of sales                 191.6    73.0%       184.2   67.4%       597.4    73.3%       547.5    67.3%
                               -------------------- ------------------- -------------------- --------------------
     Gross profit                   70.8    27.0%        89.0   32.6%       217.8    26.7%       266.0    32.7%
     Selling and
        administrative
        expenses                    46.7    17.8%        51.3   18.8%       146.6    18.0%       151.7    18.6%
     Amortization expense            8.4     3.2%         3.5    1.3%        24.7     3.0%        10.5     1.3%
     Consolidation costs             0.7     0.3%         1.1    0.4%         1.4     0.2%         2.9     0.4%
                               -------------------- ------------------- -------------------- --------------------
     Operating income               15.0     5.7%        33.1   12.1%        45.1     5.5%       100.9    12.4%
     Interest income
        (expense)--net             (21.7)   (8.2)%      (18.9)  (6.9)%      (69.9)   (8.6)%      (57.4)   (7.1)%
     Other income
        (expense)--net              (0.2)   (0.1)%       (0.1)     - %       (3.4)   (0.4)%       (0.2)      - %
                               -------------------- ------------------- -------------------- --------------------
     Income (loss) before
        income taxes                (6.9)   (2.6)%       14.1    5.2%       (28.2)   (3.5)%       43.3     5.3%
     Income tax benefit
        (expense)                    0.9     0.3%        (1.8)  (0.7)%       (3.8)   (0.5)%       (6.7)   (0.8)%
                               -------------------- ------------------- -------------------- --------------------
     Net income (loss)           $  (6.0)   (2.3)%    $  12.3    4.5%     $ (32.0)   (4.0)%    $  36.6     4.5%
                               ==================== =================== ==================== ====================

                                  THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                               ---------------------------------------- ------------------------------------------
                                                                           PRO
                                ACTUAL               ACTUAL               FORMA               ACTUAL
                                 2001       %         2002       %        2001        %        2002        %
                               -------------------- ------------------- -------------------- ---------------------
     SALES
     Consumer Specialties       $ 72.9     27.8%     $  76.4   28.0%     $ 217.5     26.7%    $ 218.1     26.8%
     Specialty Materials          97.1     37.0%       101.7   37.2%       304.3     37.3%      305.6     37.6%
     Performance Coatings         92.4     35.2%        95.1   34.8%       293.4     36.0%      289.8     35.6%
                               -------------------- ------------------- -------------------- ---------------------
     Total Sales                $262.4    100.0%     $ 273.2  100.0%     $ 815.2    100.0%    $ 813.5    100.0%
                               ==================== =================== ==================== =====================

     GROSS PROFIT
     Consumer Specialties       $ 18.2     25.0%     $  23.7   31.0%     $  53.9     24.8%    $  67.9     31.1%
     Specialty Materials          30.5     31.4%        40.1   39.4%        97.2     31.9%      116.4     38.1%
     Performance Coatings         22.1     23.9%        25.2   26.5%        66.7     22.7%       81.7     28.2%
                               -----------          ----------          -----------          -----------
     Total Gross Profit         $ 70.8     27.0%     $  89.0   32.6%     $ 217.8     26.7%    $ 266.0     32.7%
                               ===========          ==========          ===========          ===========

     OPERATING INCOME
     Consumer Specialties       $  7.4     10.2%     $  13.3   17.4%     $  21.8     10.0%    $  38.0     17.4%
     Specialty Materials          14.8     15.2%        24.6   24.2%        50.4     16.6%       69.4     22.7%
     Performance Coatings          8.9      9.6%        13.3   14.0%        26.1      8.9%       46.7     16.1%
     Corporate Costs             (15.4)    (5.9)%      (17.0)  (6.2)%      (51.8)    (6.4)%     (50.3)    (6.2)%
                               -----------          ----------          -----------          -----------
                                  15.7      6.0%        34.2   12.5%        46.5      5.7%      103.8     12.8%
     Consolidation Costs          (0.7)    (0.3)%       (1.1)  (0.4)%       (1.4)    (0.2)%      (2.9)    (0.4)%
                               -----------          ----------          -----------          -----------
     Total Operating Income     $ 15.0      5.7%     $  33.1   12.1%     $  45.1      5.5%    $ 100.9     12.4%
                               ===========          ==========          ===========          ===========


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

TOTAL COMPANY ANALYSIS

Sales--Sales increased $10.8 million, or 4.1%, from $262.4 million for the three months ended September 30, 2001 to $273.2 million for the three months ended September 30, 2002. The increase was primarily the result of higher sales of $3.7 million in our personal care product lines, principally due to an improved sales mix shift and the impact of higher volume; higher sales of $2.7 million within the Performance Coatings product lines and $2.7 million within the Estane(R) thermoplastic polyurethane ("TPU") product lines, principally related to higher volumes; and to a stronger Euro. The increase was offset primarily by lower sales within our food colorants business of $2.1 million, principally the result of the product lines discontinued in 2001.

Cost of Sales--Cost of sales as a percentage of sales decreased from 73.0% for the three months ended September 30, 2001 to 67.4% for the three months ended September 30, 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to a net decrease in raw material and utility costs across all segments and, to a lesser extent, lower manufacturing spending.

Gross Profit--Gross profit increased $18.2 million, or 25.7%, from $70.8 million for the three months ended September 30, 2001 to $89.0 million for the three months ended September 30, 2002. As a percentage of sales, gross profit increased from 27.0% for the three months ended September 30, 2001 to 32.6% for the three months ended September 30, 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, volume increases and lower manufacturing spending.

Selling and Administrative Expenses--Selling and administrative expenses increased $4.6 million, or 9.9%, from $46.7 million for the three months ended September 30, 2001 to $51.3 million for the three months ended September 30, 2002. The increase in selling and administrative expenses was primarily related to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002. Selling and administrative expenses as a percentage of sales were 17.8% for the three months ended September 30, 2001 and 18.8% for the three months ended September 30, 2002.

Amortization Expense--Amortization expense decreased $4.9 million, or 58.3%, from $8.4 million for the three months ended September 30, 2001 to $3.5 million for the three months ended September 30, 2002. The decrease was primarily due to the elimination of $4.5 million of goodwill amortization, as required by the provisions of Statement of Financial Accounting Standards, or SFAS, No. 142 beginning in 2002.

Consolidation Costs--Consolidation costs increased $0.4 million from $0.7 million for the three months ended September 30, 2001 to $1.1 million for the three months ended September 30, 2002.

Operating Income--Operating income increased by $18.1 million, or 120.7%, from $15.0 million for the three months ended September 30, 2001 to $33.1 million for the three months ended September 30, 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, higher volumes, lower manufacturing spending, and reduced amortization expense for goodwill. The increase was partially offset by an increase in selling and administrative expenses.

Interest (Expense)-Net--Interest expense was $21.7 million for the three months ended September 30, 2001 and $18.9 million for the three months ended September 30, 2002. The decrease in interest expense was attributable to lower interest rates in 2002, debt repayment and interest income from our cash balances.

Other Income (Expense)-Net--Other expense was $0.2 million for the three months ended September 30, 2001 and was $0.1 million for the three months ended September 30, 2002.

Income Tax Benefit (Expense)--Income tax benefit was $0.9 million for the three months ended September 30, 2001 compared to income tax expense of $1.8 million for the three months ended September 30, 2002. The income tax benefit for the three months ended September 30, 2001 was a result of income tax benefit associated with our domestic operations offset by income tax expense associated with our international operations. The income tax expense for the three months ended September 30, 2002 was associated with our international operations. The effective tax rate for the three months ended September 30, 2001 and 2002 was 13.0% and 12.8%, respectively.

During the third quarter of 2001, we believed a valuation allowance against the deferred tax assets relating to domestic losses incurred was not necessary, as we anticipated such losses would be offset by income during the remainder of 2001. Accordingly, an income tax benefit associated with our domestic net operating losses was realized. However, domestic losses continued through the remainder of 2001. These cumulative losses and a lack of prior earnings history in our new capital structure provided substantial evidence regarding our inability to realize certain deferred tax assets. As a result, under the provisions of SFAS No. 109, "Accounting for Income Taxes," a tax valuation allowance was recorded in the fourth quarter of 2001 to offset the domestic income tax benefits recorded during the seven months ended September 30, 2001.

During the third quarter of 2002, sufficient income was generated to realize certain of the deferred tax assets associated with domestic net operating losses. Therefore, under the provisions of SFAS No. 109, domestic income tax expense for the three months ended September 30, 2002 has been offset by the reversal of a portion of the related valuation allowance amounts.

As of September 30, 2002, we still have cumulative losses for our domestic operations and we therefore intend to record valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and taxable income) exists to support the reversal of the tax valuation allowances.

Net Income (Loss)--As a result of the factors discussed above, net income increased by $18.3 million from a net loss of $6.0 million for the three months ended September 30, 2001 to net income of $12.3 million for the three months ended September 30, 2002.

Adjusted EBITDA is an important performance measure used by us and our stakeholders. Adjusted EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees and consolidation costs. We believe that adjusted EBITDA provides additional information for determining our ability to meet future obligations and debt service requirements. However, adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. Adjusted EBITDA for the three months ended September 30, 2001 and 2002 is calculated as follows (dollars in millions):

                                                       2001          2002
                                                 -----------------------------

   Operating income                                $   15.0      $   33.1
   Depreciation and amortization                       26.9          21.3
   Investor management fees                             1.0           0.7
   Consolidation costs                                  0.7           1.1
   Non-cash cost of sales impact of inventory
       write-up from purchase accounting                0.7           -
                                                 -----------------------------
   Adjusted EBITDA                                 $   44.3      $   56.2
                                                 =============================

SEGMENT ANALYSIS

Consumer Specialties--Sales increased $3.5 million, or 4.8%, from $72.9 million for the three months ended September 30, 2001 to $76.4 million for the three months ended September 30, 2002. The increase is primarily attributable to the impact of higher sales of $3.7 million in our personal care product lines, principally due to higher Carbopol(R) acrylic thickener sales, and higher sales of $1.0 million within our pharmaceutical product lines due primarily to an improved sales mix shift and a stronger Euro. The increase was partially offset by lower sales in our food colorants business of $2.1 million, resulting from discontinued product lines.

Gross profit increased $5.5 million, or 30.2%, from $18.2 million for the three months ended September 30, 2001 to $23.7 million for the three months ended September 30, 2002. As a percentage of sales, gross profit increased from 25.0% for the three months ended September 30, 2001 to 31.0% for the three months ended September 30, 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, an improved sales mix shift, higher personal care volumes and lower manufacturing costs.

Operating income increased $5.9 million, or 79.7%, from $7.4 million for the three months ended September 30, 2001 to $13.3 million for the three months ended September 30, 2002. The increase was primarily associated with decreases in raw material and utility costs, an improved sales mix shift, higher personal care volumes, lower manufacturing costs and $1.3 million in reduced amortization expense for goodwill.

Specialty Materials--Sales increased by $4.6 million, or 4.7%, from $97.1 million for the three months ended September 30, 2001 to $101.7 million for the three months ended September 30, 2002. The increase was primarily attributable to $2.7 million in higher sales within our Estane(R) TPU product lines, principally related to higher volumes and to a stronger Euro, partially offset by competitive pricing pressure, and $1.1 million of higher sales within our TempRite(R) chlorinated polyvinyl chloride ("CPVC") product lines, principally due to increased volumes in products used in fire sprinkler and flexible piping applications.

Gross profit increased $9.6 million, or 31.5%, from $30.5 million for the three months ended September 30, 2001 to $40.1 million for the three months ended September 30, 2002. As a percentage of sales, gross profit increased from 31.4% for the three months ended September 30, 2001 to 39.4% for the three months ended September 30, 2002. The increase in gross profit was primarily attributable to decreases in raw material and utility costs and higher volume. The increase was partially offset by a shift in sales mix to lower priced products along with competitive pricing pressure.

Operating income for the segment increased $9.8 million, or 66.2%, from $14.8 million for the three months ended September 30, 2001 to $24.6 million for the three months ended September 30, 2002. The increase was primarily attributable to decreases in raw material and utility costs, higher volume, and $1.9 million in reduced amortization expense for goodwill. The increase was partially offset by a change in sales mix to lower priced products along with competitive pricing pressure and increases in selling and administrative expenses, primarily related to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

Performance Coatings--Sales increased $2.7 million, or 2.9%, from $92.4 million for the three months ended September 30, 2001 to $95.1 million for the three months ended September 30, 2002. The increase was primarily attributable to higher volumes in specialty coatings and graphic arts applications.

Gross profit increased $3.1 million, or 14.0%, from $22.1 million for the three months ended September 30, 2001 to $25.2 million for the three months ended September 30, 2002. As a percentage of sales, gross profit increased from 23.9% for the three months ended September 30, 2001 to 26.5% for the three months ended September 30, 2002. The increase was primarily associated with decreases in raw material and utility costs and higher sales volume.

Operating income for the segment increased $4.4 million, or 49.4%, from $8.9 million for the three months ended September 30, 2001 to $13.3 million for the three months ended September 30, 2002. The increase was primarily associated with the decrease in raw material and utility costs and $1.3 million in reduced amortization expense for goodwill.

Corporate--Corporate costs increased $1.6 million, or 10.4%, from $15.4 million for the three months ended September 30, 2001 to $17.0 million for the three months ended September 30, 2002. This increase was primarily the result of the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 2001

The comparison of the nine months ended September 30, 2002 to the pro forma nine months ended September 30, 2001 has been completed by using unaudited pro forma consolidated financial information. This unaudited pro forma consolidated financial information is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained had the acquisition of the Performance Materials Segment of Goodrich occurred on January 1, 2001.

TOTAL COMPANY ANALYSIS

Sales--Sales decreased $1.7 million, or 0.2%, from $815.2 million for the pro forma nine months ended September 30, 2001 to $813.5 million for the nine months ended September 30, 2002. The decrease was primarily the result of lower sales of $10.8 million in Specialty Materials, excluding TempRite(R) CPVC, due primarily to lower industrial and European demand and competitive price pressure, and $3.6 million in Performance Coatings, primarily due to lower textile application volume. The decline in sales resulted from an unfavorable sales mix shift and competitive pricing pressure. Furthermore, sales decreased in our food colorants business by $5.2 million, principally due to discontinued product lines in 2001. The decrease was partially offset by higher sales within our TempRite(R) CPVC, product lines of $12.2 million and personal care product lines of $6.4 million, principally related to increased volume.

Cost of Sales--Cost of sales as a percentage of sales decreased from 73.3% for the pro forma nine months ended September 30, 2001 to 67.3% for the nine months ended September 30, 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to a decrease in raw material and utility costs across all segments and, to a lesser extent, lower manufacturing spending.

Gross Profit--Gross profit increased $48.2 million, or 22.1%, from $217.8 million for the pro forma nine months ended September 30, 2001 to $266.0 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased from 26.7% for the pro forma nine months ended September 30, 2001 to 32.7% for the nine months ended September 30, 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs and lower manufacturing spending. The increase was partially offset by competitive pricing pressure and an unfavorable sales mix shift.

Selling and Administrative Expenses--Selling and administrative expenses increased $5.1 million, or 3.5%, from $146.6 million for the pro forma nine months ended September 30, 2001 to $151.7 million for the nine months ended September 30, 2002. The increase in selling and administrative expenses is primarily attributable to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002. The increase was partially offset by cost reductions attributable to our restructuring efforts. Selling and administrative expenses as a percentage of sales increased from 18.0% for the pro forma nine months ended September 30, 2001 to 18.6% for the nine months ended September 30, 2002.

Amortization Expense--Amortization expense decreased $14.2 million, or 57.5%, from $24.7 million for the pro forma nine months ended September 30, 2001 to $10.5 million for the nine months ended September 30, 2002. The decrease was primarily due to the elimination of $13.5 million of goodwill amortization, as required by the provisions of SFAS No. 142 beginning in 2002.

Consolidation Costs--Consolidation costs increased $1.5 million from $1.4 million for the pro forma nine months ended September 30, 2001 to $2.9 million for the nine months ended September 30, 2002. This increase was primarily related to the consolidation of the static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, which occurred in the third quarter of 2002.

Operating Income--Operating income increased by $55.8 million, or 123.7%, from $45.1 million for the pro forma nine months ended September 30, 2001 to $100.9 million for the nine months ended September 30, 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, lower manufacturing spending, increased volumes within our TempRite(R) CPVC and personal care product lines and reduced amortization expense for goodwill. The increase was partially offset by an unfavorable sales mix shift and competitive pricing pressure and an increase in selling and administrative expenses.

Interest Income (Expense)-Net--Interest expense was $69.9 million for the pro forma nine months ended September 30, 2001 and $57.4 million for the nine months ended September 30, 2002. The decrease in expense was attributable to lower interest rates in 2002, debt repayment and interest income from our cash balances.

Other Income (Expense)-Net--Other expense was $3.4 million for the pro forma nine months ended September 30, 2001 and $0.2 million for the nine months ended September 30, 2002. The expense for the pro forma nine months ended September 30, 2001 was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

Income Tax Expense--Income tax expense was $3.8 million for the pro forma nine months ended September 30, 2001 compared to income tax expense of $6.7 million for the nine months ended September 30, 2002. The income tax expense for the pro forma nine months ended September 30, 2001 and the nine months ended September 30, 2002 was primarily associated with our international operations. The effective tax rate for the pro forma nine months ended September 30, 2001 and the nine months ended September 30, 2002 was 13.5% and 15.5%, respectively.

For the pro forma nine months ended September 30, 2001, we estimated that we would continue to incur pro forma domestic losses for 2001. These pro forma cumulative losses and a lack of prior earnings history in our new capital structure provided substantial evidence regarding our inability to realize certain deferred tax assets. As a result, under the provisions of SFAS No. 109, we established a tax valuation allowance to offset domestic income tax benefits associated with domestic losses for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, sufficient income was generated to realize certain of the deferred tax assets associated with domestic net operating losses. Therefore, under the provisions of SFAS No. 109, domestic income tax expense for the nine months ended September 30, 2002 has been significantly offset by the reversal of a portion of the related valuation allowance.

As of September 30, 2002, we still have cumulative losses for our domestic operations and we therefore intend to record valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and taxable income) exists to support the reversal of a portion of the tax valuation allowances.

Net Income (Loss)--As a result of the factors discussed above, net income increased by $68.6 million from a net loss of $32.0 million for the pro forma nine months ended September 30, 2001 to net income of $36.6 million for the nine months ended September 30, 2002.

Adjusted EBITDA for the pro forma nine months ended September 30, 2001 and the nine months ended September 30, 2002 is calculated as follows (dollars in millions):

                                                     2001          2002
                                               -----------------------------

  Operating income                               $   45.1      $  100.9
  Depreciation and amortization                      78.8          61.3
  Investor management fees                            2.9           2.7
  Consolidation costs                                 1.4           2.9
  Non-cash cost of sales impact of inventory
      write-up from purchase accounting               2.5           -
                                               -----------------------------
  Adjusted EBITDA                                $  130.7      $  167.8
                                               =============================

SEGMENT ANALYSIS

Consumer Specialties--Sales increased $0.6 million, or 0.3%, from $217.5 million for the pro forma nine months ended September 30, 2001 to $218.1 million for the nine months ended September 30, 2002. The increase is primarily attributable to the impact of higher sales of $6.4 million in our personal care product lines, principally due to higher Carbopol(R) acrylic thickener sales volumes and the impact of new product introductions. The increase was partially offset by lower sales in our food colorants business of $5.2 million, principally the result of discontinued product lines.

Gross profit increased $14.0 million, or 26.0%, from $53.9 million for the pro forma nine months ended September 30, 2001 to $67.9 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased from 24.8% for the pro forma nine months ended September 30, 2001 to 31.1% for the nine months ended September 30, 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, lower manufacturing spending and higher personal care volumes.

Operating income increased $16.2 million, or 74.3%, from $21.8 million for the pro forma nine months ended September 30, 2001 to $38.0 million for the nine months ended September 30, 2002. The increase was primarily associated with decreases in raw material and utility costs, lower manufacturing spending, higher personal care volumes, and $3.9 million in reduced amortization expense for goodwill.

Specialty Materials--Sales increased by $1.3 million, or 0.4%, from $304.3 million for the pro forma nine months ended September 30, 2001 to $305.6 million for the nine months ended September 30, 2002. The increase was primarily attributable to higher sales of $12.2 million in TempRite(R) CPVC, primarily related to volume increases, partially offset by lower sales of $9.6 million in Estane(R) TPU and polymer additives product lines, principally resulting from competitive pricing pressure and soft industrial and European demand.

Gross profit increased $19.2 million, or 19.8%, from $97.2 million for the pro forma nine months ended September 30, 2001 to $116.4 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased from 31.9% for the pro forma nine months ended September 30, 2001 to 38.1% for the nine months ended September 30, 2002. The increase in gross profit was primarily attributable to decreases in raw material and utility costs, higher TempRite(R) CPVC volume and lower manufacturing spending.

Operating income for the segment increased $19.0 million, or 37.7%, from $50.4 million for the pro forma nine months ended September 30, 2001 to $69.4 million for the nine months ended September 30, 2002. The increase was primarily attributable to decreases in raw material and utility costs, higher TempRite(R) CPVC volume, lower manufacturing spending and $5.7 million in reduced amortization expense for goodwill. The increase was partially offset by lower sales in Estane(R) TPU and polymer additives as mentioned above and increases in selling and administrative expenses, primarily related to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

Performance Coatings--Sales decreased $3.6 million, or 1.2%, from $293.4 million for the pro forma nine months ended September 30, 2001 to $289.8 million for the nine months ended September 30, 2002. The decrease was primarily attributable to a decline in demand in textile applications, partially offset by volume improvements in specialty coatings.

Gross profit increased $15.0 million, or 22.5%, from $66.7 million for the pro forma nine months ended September 30, 2001 to $81.7 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit increased from 22.7% for the pro forma nine months ended September 30, 2001 to 28.2% for the nine months ended September 30, 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs. The increase was partially offset by a decline in demand in textile applications.

Operating income for the segment increased $20.6 million, or 78.9%, from $26.1 million for the pro forma nine months ended September 30, 2001 to $46.7 million for the nine months ended September 30, 2002. The increase was primarily associated with the decrease in raw material and utility costs, and $3.9 million in reduced amortization expense for goodwill. The increase was partially offset by a decline in demand in textile applications.

Corporate--Corporate costs decreased $1.5 million, or 2.9% from $51.8 million for the pro forma nine months ended September 30, 2001 to $50.3 million for the nine months ended September 30, 2002. This decrease was primarily the result of our restructuring efforts, partially offset by additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

SHORT PERIOD DISCUSSIONS

Since Noveon, Inc. acquired the Performance Materials Segment of Goodrich on February 28, 2001, the Performance Materials Segment of Goodrich and Noveon, Inc. are reported under different bases. Accordingly, there are short reporting periods that are not comparable to other periods. Discussions follow for the short periods, including the two months ended February 28, 2001 for the Performance Materials Segment of Goodrich and the seven months ended September 30, 2001 for Noveon, Inc.

TWO MONTHS ENDED FEBRUARY 28, 2001

TOTAL COMPANY ANALYSIS

For the two months ended February 28, 2001, the Performance Materials Segment of Goodrich generated sales of $187.0 million, with cost of sales of $137.3 million, resulting in a gross profit of $49.7 million and a gross profit margin of 26.6%. Selling and administrative expenses were $35.2 million, or 18.8% of sales. Amortization expense was $4.0 million and operating income was $10.5 million, or 5.6% of sales. Interest income was $0.6 million, other expense was $1.5 million, income tax expense was $4.0 million and net income was $5.6 million. Net income was 3.0% of sales.

SEGMENT ANALYSIS

Consumer Specialties--For the two months ended February 28, 2001, the Consumer Specialties segment of the Performance Materials Segment of Goodrich generated sales of $45.2 million, with a gross profit of $10.5 million and a gross profit margin of 23.2%. Operating income was $2.1 million, or 4.6% of sales.

Specialty Materials--For the two months ended February 28, 2001, the Specialty Materials segment of the Performance Materials Segment of Goodrich generated sales of $73.1 million, with a gross profit of $25.6 million and a gross profit margin of 35.0%. Operating income was $16.9 million, or 23.1% of sales.

Performance Materials--For the two months ended February 28, 2001, the Performance Coatings segment of the Performance Materials Segment of Goodrich generated sales of $68.7 million, with a gross profit of $13.6 million and a gross profit margin of 19.8%. Operating income was $3.2 million, or 4.7% of sales.

Corporate--For the two months ended February 28, 2001, the corporate expense of the Performance Materials Segment of Goodrich was $11.7 million.

SEVEN MONTHS ENDED SEPTEMBER 30, 2001

TOTAL COMPANY ANALYSIS

For the seven months ended September 30, 2001, we generated sales of $629.3 million, with cost of sales of $460.0 million resulting in a gross profit of $169.3 million and a gross profit margin of 26.9%. Selling and administrative expenses were $111.4 million. Selling and administrative expense as a percentage of sales was 17.7%. Amortization expense was $19.4 million, consolidation costs were $1.4 million and operating income was $37.1 million. Operating income as a percentage of sales was 5.9%. Interest expense was $54.6 million, other expense was $1.9 million, income tax benefit was $5.9 million and net loss was $13.5 million. The net loss as a percentage of sales was 2.1%

SEGMENT ANALYSIS

Consumer Specialties--For the seven months ended September 30, 2001, the Consumer Specialties segment generated sales of $172.4 million, with a gross profit of $43.5 million and a gross profit margin of 25.2%. Operating income was $19.6 million, or 11.4% of sales.

Specialty Materials--For the seven months ended September 30, 2001, the Specialty Materials segment generated sales of $231.2 million, with a gross profit of $72.3 million and a gross profit margin of 31.3%. Operating income was $35.8 million, or 15.5% of sales.

Performance Coatings--For the seven months ended September 30, 2001, the Performance Coatings segment generated sales of $225.7 million, with a gross profit of $53.5 million and a gross profit margin of 23.7%. Operating income was $22.9 million, or 10.1% of sales.

Corporate--For the seven months ended September 30, 2001, corporate costs were $39.8 million.

Consolidation Costs--For the seven months ended September 30, 2001, consolidation costs were $1.4 million.

RAW MATERIAL COST TRENDS

We have benefited from reduced costs for raw materials for the nine months ended September 30, 2002 compared to the comparable period in 2001. Raw material prices have begun to increase and some forecasts anticipate that these costs will continue to increase in the fourth quarter of 2002. Raw material cost increases could have an unfavorable impact on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

Our credit facilities include (1) a Term Loan A facility in the original amount of $125.0 million that matures in 2007, (2) a Term Loan B facility in the original amount of $510.0 million that matures in 2008 and (3) a revolving credit facility in the amount of $125.0 million that matures in 2007. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. Our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities.

As of September 30, 2002, we had a cash balance of $151.9 million. In addition, we had $120.1 million available under the revolving credit facility of $125.0 million, net of $4.9 million of outstanding letters of credit. As of September 30, 2002, the balance of Term Loan A was $108.8 million, and the balance of Term Loan B was $504.0 million.

On October 31, 2002, the Company prepaid $45.0 million in principal amount of its outstanding term loans and received consent from the senior lenders to make a restricted payment of $45.0 million to International in the form of a dividend for the purpose of repaying a portion of the seller note to Goodrich.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than semi-annually. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default. As of September 30, 2002, we were in compliance with all of the covenants of our credit facilities.

We believe that our cash on hand, anticipated funds from operations, and the amounts available to us under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements and tax obligations for the foreseeable future. However, our ability to fund working capital, capital expenditures, debt service requirements and tax obligations will be dependent upon our future financial performance and our ability to repay or refinance our debt obligations which in turn will be subject to economic, financial, business and other factors, many of which are beyond our control.

In conjunction with the acquisition, Noveon International, Inc. ("International") made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that International issued to a subsidiary of Goodrich in connection with the acquisition. The seller note bears interest at an initial rate of 13% payable semi-annually in cash or additional notes at the option of International and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. International may be dependent on our cash flows to repay the seller note upon maturity in 2011.

CASH FLOWS

Cash flows provided by operating activities increased $36.4 million from $60.4 million provided by operating activities in the nine months ended September 30, 2001 to $96.8 million provided by operating activities in the nine months ended September 30, 2002. The increase was primarily related to improved operating results.

Investing activities included the working capital settlement with Goodrich, totaling $14.5 million and reflected as an adjustment to purchase price under the purchase agreement, payments made in connection with acquisitions and $27.7 million of purchases of property in the nine months ended September 30, 2002. Investing activities included the acquisition of the Performance Materials Segment of Goodrich for $1,187.3 million and purchases of property for $23.6 million in the nine months ended September 30, 2001.

Financing activities used $19.3 million for the nine months ended September 30, 2002, primarily related to the principal payments on our Term Loans. Financing activities provided $1,227.1 million of cash in the nine months ended September 30, 2001, primarily related to the funding of our acquisition.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the nine months ended September 30, 2002 were $27.7 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow. We expect capital expenditures for the years 2002 and 2003 to be between $45.0 million and $60.0 million annually.

WORKING CAPITAL ADJUSTMENT

Pursuant to the Agreement between us and Goodrich, the purchase price was subject to a post-closing working capital adjustment. On June 28, 2002, we entered into an agreement with Goodrich settling the working capital adjustment and in which we agreed to pay Goodrich $14.5 million. We paid that amount to Goodrich on June 28, 2002 using cash on hand. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in our financial statements and increased the goodwill associated with the acquisition.

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

ENVIRONMENTAL

We are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although we believe past operations were in substantial compliance with the then-applicable regulations, either we or the Performance Materials Segment of Goodrich have been designated as potentially responsible parties by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several disposal sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.

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

Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies.

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity to be approximately $12.5 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our September 30, 2002 balance sheet includes liabilities of $23.6 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligation of $2.9 million is recorded in accrued expenses and $3.2 million is recorded in accounts receivable. Approximately $20.8 million is included in non-current liabilities and $9.3 million is included in other non-current assets, reflecting the recovery due from Goodrich.

We believe that our reserves are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions, or a change in the law. However, the additional costs, if any, cannot be currently estimated.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other
Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 in our first quarter of 2002 reporting. After giving effect to the elimination of goodwill amortization as required by the provisions of SFAS No. 142, net income
(loss) for the two months ended February 28, 2001, the three months ended September 30, 2001 and the seven months ended September 30, 2001 would have been $8.6 million, $(1.7) million and $(3.4) million, respectively. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002. We have determined that no goodwill impairment has occurred.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We are required to adopt this statement on January 1, 2003, the effect of which has not yet been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (i.e. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." We adopted SFAS No. 144 effective January 1, 2002. The effect of adoption had no impact to our consolidated financial condition or results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently considering the impact, if any, this statement will have on the financial statements.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following   critical   accounting   policies  affect  our
significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE AND INCOME RECOGNITION

Revenue from the sale of products is recognized at the point of passage of title, which is at the time of shipment or consumption by the customer for inventory on consignment. Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. In 2001, the total of rebates, customer claims, returns and allowances and discounts amounted to 4.1% of gross sales. Rebates to customers are accrued based on contractual relationships with customers as shipments are made to customers. Customer claims, returns and allowances and discounts are accrued based on our history of claims and sales returns and allowances.

INVENTORIES

Inventories are stated at the lower of cost or market. The elements of inventory cost include raw materials and labor and manufacturing overhead costs attributed to the production process. Most domestic inventories are valued by the last-in, first-out, or LIFO, cost method. Inventories not valued by the LIFO method are valued principally by the average cost method. We provide for allowances for excess and obsolete inventory based on the age and quality of our products.

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. These agreements require us to pay a fixed rate of interest while receiving a variable rate. At September 30, 2002, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $14.6 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

We enter into currency forward exchange contracts, totaling $15.0 million at September 30, 2002, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts was a current liability of $0.1 million at September 30, 2002. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the three months and nine months ended September 30, 2002, we recognized $0.8 million and $7.3 million, respectively, of net losses included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

DEFERRED INCOME TAXES

The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management provides valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not than some portion or all of the deferred tax assets will not be realized.

In determining the adequacy of the valuation allowance, which totaled $28.0 million as of September 30, 2002, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. Therefore, management believes that sufficient book and taxable income will be generated to realize the benefit of the remaining net deferred tax assets as of September 30, 2002.

Although we generated domestic taxable income through September 30, 2002, we still have cumulative losses from our domestic operations and a lack of prior earnings history in our new capital structure. Because of these factors, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at September 30, 2002 was a current liability of $0.1 million.

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

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. Our interest rate swap agreements as of September 30, 2002 did qualify for hedge accounting under SFAS No. 133 and, as such, the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The decrease in the fair value of the interest rate swap agreements was $5.8 million and $8.8 million, respectively, for the three months and nine months ended September 30, 2002.

As of September 30, 2002, we carried $887.9 million of outstanding debt on our balance sheet, with $432.9 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the nine months ended September 30, 2002, interest expense would increase or decrease by $1.8 million. In addition, if interest rates hypothetically increased or decreased by 10% on September 30, 2002, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $16.5 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. We have established a formal Disclosure Committee comprised of members of operational and functional management. The Disclosure Committee reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

         None



(b)      Reports on Form 8-K

         On July 8, 2002, Noveon, Inc. announced the settlement of the working capital adjustment with Goodrich (Item 5).

         On July 25, 2002, Noveon, Inc. issued a press release relating to its financial results for the second quarter of 2002 (Item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NOVEON, INC.


Dated:  November 14, 2002        By:        /s/ Christopher R. Clegg
        -----------------                   ------------------------
                                            Christopher R. Clegg
                                            Senior Vice President, General
                                              Counsel and Secretary



                                 By:        /s/ Michael D. Friday
                                            ---------------------
                                            Michael D. Friday
                                            Senior Vice President and Chief
                                              Financial Officer

                          Form 10-Q Certifications



I, Steven J. Demetriou, the Chief Executive Officer of Noveon, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Noveon, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                            /s/ Steven J. Demetriou
       -----------------                            -----------------------
                                                    Steven J. Demetriou
                                                    President and Chief
                                                      Executive Officer

I, Michael D. Friday, the Chief Financial Officer of Noveon, Inc., certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Noveon, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                         /s/ Michael D. Friday
       -----------------                         ---------------------
                                                 Michael D. Friday
                                                 Senior Vice President
                                                   and Chief Financial Officer