Form 10-K
period 2002-12-31
NOVEON INC
filed 2003-02-28
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

           |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended DECEMBER 31, 2002
                                     or

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER: 333-61812

                         -------------------------
                                NOVEON, INC.
           (Exact name of Registrant as specified in its charter)

                 Delaware                                    13-4143915
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

  9911 Brecksville Road, Cleveland, Ohio                     44141-3247
  (Address of principal executive offices)                   (Zip Code)


                               (216) 447-5000
            (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes |_| No |X|

The Company's voting stock is not publicly traded and does not have a quantifiable market value.

As of February 28, 2003, there was 1 share of Registrant's Common Stock outstanding.

                                NOVEON, INC.

                      2002 ANNUAL REPORT ON FORM 10-K


                             TABLE OF CONTENTS


                                   PART I

Item  1.   Business ......................................................    3
Item  2.   Properties.....................................................   14
Item  3.   Legal Proceedings..............................................   15
Item  4.   Submission of Matters to a Vote of Security Holders............   15

                                  PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................   16
Item  6.   Selected Financial Data........................................   17
Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   18
Item  7A.  Quantitative and Qualitative Disclosures of Market Risk........   40
Item  8.   Financial Statements and Supplementary Data....................   41
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   41

                                  PART III

Item  10.  Directors and Executive Officers ..............................   42
Item  11.  Executive Compensation.........................................   46
Item  12.  Security Ownership by Certain Beneficial Owners and
           Management.....................................................   54
Item  13.  Certain Relationships and Related Transactions.................   57
Item  14.  Controls and Procedures........................................   60

                                  PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   61
         Signatures.......................................................   62
         Exhibits.........................................................  E-1

                     --------------------------------


We will provide, upon written request and without charge, a copy of this Form 10-K. If you would like a copy of this Form 10-K, please write to:
Noveon, Inc., 9911 Brecksville Road, Cleveland,  OH 44141-3247,  Attention:
Secretary.

                                   PART I

ITEM 1.   BUSINESS

References to "Noveon," the "Company," "we," "us" or "our" refer to Noveon, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Noveon, Inc. itself and not to its subsidiaries.

OVERVIEW

We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings. We have a number of high growth, industry leading franchises marketed under some of the industry's most recognized brand names including Carbopol(R), TempRite(R), Estane(R) and Hycar(R). These global brands are complemented by a diverse portfolio of historically stable, cash-generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly.

Through our worldwide network of 27 strategically located manufacturing facilities, we service more than 7,000 customers operating in over 25 industries. In 2002, we generated sales of $1,069.3 million, net income of $34.7 million, cash flow from operations of $142.9 million and adjusted EBITDA of $215.4 million, representing an adjusted EBITDA margin of 20.1%. Adjusted EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees and consolidation costs. In 2002, we derived approximately 63% of our sales from the United States, 18% of our sales from Europe and 19% of our sales from the rest of the world.

Our principal executive offices are located at 9911 Brecksville Road, Cleveland, Ohio 44141-3247 and our telephone number is (216) 447-5000.

DEVELOPMENT OF BUSINESS

We commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of the Performance Materials Segment (the "Acquisition") of Goodrich Corporation ("Goodrich"), formerly known as The BFGoodrich Company. The total purchase price was $1,386.5 million before fees and expenses. The textile dyes and drug delivery systems businesses that were operated as part of the Performance Materials Segment of Goodrich were not part of the Acquisition.

The Acquisition was completed by PMD Investors I LLC, PMD Investors II LLC, DLJMB Funding III, Inc. and affiliates, and DB Capital/PMD Investors, LLC. PMD Investors I LLC and PMD Investors II LLC, collectively referred to as "PMD," are entities owned by investor groups led by AEA Investors LLC, the successor company of AEA Investors Inc. ("AEA"). DLJMB Funding III, Inc. is an affiliate of Credit Suisse First Boston LLC. DLJMB Funding III, Inc. and its affiliates who hold shares of Noveon International, Inc.'s ("International's") common stock are collectively referred to as "DLJ Merchant Banking." DB Capital/PMD Investors, LLC was controlled by DB Capital Partners, Inc. through February 20, 2003. DB Capital Partners, Inc. is an affiliate of Deutsche Bank Securities Inc. From February 21, 2003 forward, DB Capital/PMD Investors, LLC is an affiliate of MidOcean Partners, LP, which is controlled by MidOcean Associates, SPC (DB Capital/PMD Investors, LLC, MidOcean Partners, LP, MidOcean Associates, SPC and their affiliates, collectively "MidOcean").

To finance the Acquisition from Goodrich, we utilized funds from the following sources:

     o The equity sponsors, led by AEA, DLJ Merchant Banking and DB Capital contributed $355.0 million of cash as equity to International, our parent, which in turn contributed this cash to us;

     o    International issued a $172.0 million seller note to Goodrich;
          and

     o We issued $275.0 million of 11% Senior Subordinated Notes due 2011 and borrowed $635.0 million under our credit facilities.

International was organized for the purpose of owning all of our common stock and has no independent operations or investments other than its investment in us.

BUSINESS SEGMENTS

Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings.

CONSUMER SPECIALTIES is a global producer of specialty chemicals targeting the personal care, pharmaceutical and food and beverage industries. Key products in this segment include synthetic thickeners, film formers, pharmaceutical actives and intermediates, benzoate preservatives, synthetic food dyes and natural colorants. Consumer Specialties generated sales of $290.8 million, operating income of $48.2 million and adjusted EBITDA of $70.6 million in 2002.

Personal Care and Pharmaceuticals. Our products serving the personal care and pharmaceutical end-use industries impart physical properties, such as texture, stability and thickness to products, including lotions, hair gels, cosmetics and pharmaceuticals. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer's total product costs. We invented Carbopol(R) acrylic thickener, which is the global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry for Carbopol(R) acrylic thickeners include skin care, hair care and personal and oral hygiene products. Primary end-uses in pharmaceuticals for Carbopol(R) acrylic thickeners include topical and controlled-release applications. Our other pharmaceutical products include calcium polycarbophil bulk laxatives, advanced intermediates and active ingredients such as mesalazine, which is used in the treatment of Crohn's disease, an inflammatory disease of the gastrointestinal tract.

Food and Beverage. Our products preserve freshness and improve the color and consistency of food and beverages, making them more appealing to consumers. We are a leading global producer of benzoate preservatives, the second largest U.S. supplier of synthetic colorants and an integrated producer of flavors, fragrances and other food additives to the food and beverage industry. Benzoates improve the shelf life of consumable goods and are the preservative of choice for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads due to their anti-microbial properties. We believe that our Kalama, Washington benzoate facility is the largest facility of its type in North America and the second largest in the world, giving us the capability to service large customers globally. This facility also produces a number of high-value, distinct flavor and fragrance products for use in many food, personal care and soap products as well as certain intermediate products. The intermediate products include plasticizers used in adhesives, sealants and safety glass, and phenol, a co-product, used for adhesive resins in forest-product applications.

We also sell a full line of FDA-approved food, drug and cosmetic primary dyes (including blends of primary dyes), as well as lakes and natural colors. Primary end-uses for our product line within food and beverage applications include carbonated soft drinks and processed foods, such as canned soup and pre-made meals. In addition, within the colorant operation, we produce pigment dispersions for use in architectural coatings and technical dyes used in household dyes and other applications.

The following is a list of representative uses for Consumer Specialties products:

CATEGORY                             PRODUCT                                     DESCRIPTION
-------------------------------------------------------------------------------------------------------------------
Personal Care and         Carbopol(R)                        Acrylic thickener, which imparts stability and
Pharmaceuticals                                              improves aesthetics. Often used as a controlled
                                                             release agent.
                          Pemulen(R)                         Polymeric emulsifier reducing formulation irritancy
                                                             and providing unique sensory properties.
                          Avalure(R)                         Polymers for color cosmetics and skin care.
                          Specialty silicones                Polymers affecting "slip-and-feel."
                          Colorants                          Imparts color in personal care products.
                          Polycarbophil                      Active agent for bulk laxatives.
                          Amino acid-based actives           Active ingredients for pharmaceuticals.
                          Fixate(TM)                         Resin for hair styling.
                          Advanced intermediates             Used in the production of active pharmaceutical
                                                             ingredients.
                          Cassia gum                         Gelling agents for pet food and human food (Japan).

Food and Beverage         Colors
                            Food, drug and cosmetic          Colorants for beverages, confectionary goods, dry
                            dyes, lakes, natural colors      mixes/snacks, processed foods and pet food and
                            and pigments                     colorants for inks, paints and paper dyes.
                          Benzoates
                            Sodium benzoate                  Improves shelf life for certain consumable goods.
                            Potassium benzoate               Preservative for manufacturers of soft drinks,
                                                             bottled beverages, fruit-based products and
                                                             prepared salads.
                          Flavors and Fragrances
                            Benzaldehyde-based chemicals     Food, personal care and soap products.
                          Intermediates
                            Phenol, benzaldehyde,            Pharmaceuticals, coatings, agrochemical products,
                            benzyl alcohol and benzoic       plasticizers, adhesives, sealant products and alkyd
                            acid                             resins.


Consumer Specialties products are sold worldwide to major manufacturers of cosmetics, personal care products, household products, pharmaceuticals, soft drinks and food products.

SPECIALTY MATERIALS is the largest global supplier of chlorinated polyvinyl chloride (CPVC) resins and compounds, thermoplastic polyurethane (TPU) and reactive liquid polymers (RLP) sold under the trademarks TempRite(R), Estane(R) and Hycar(R), respectively. Applications for TempRite(R) CPVC include piping for residential and commercial plumbing and fire sprinkler systems, for Estane(R) TPU include plastic film and sheet for various coatings processes and for RLP include engineering adhesives. Specialty Materials is also a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. Specialty Materials generated sales of $402.4 million, operating income of $84.3 million and adjusted EBITDA of $118.2 million in 2002.

Specialty Plastics. Our core specialty plastics products are TempRite(R) CPVC, TempRite(TM) PEX and Estane(R) TPU. TempRite(R) CPVC is a technologically advanced heat, fire and chemical resistant polymer that we commercially developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite(R) CPVC polymers are sold to customers who produce plastic piping for the following end-use applications: residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite(R) CPVC piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, ease of installation and lower installed cost. We market our TempRite(R) branded CPVC products for specific applications: FlowGuard(R) and FlowGuard Gold(R) for residential and commercial plumbing, Corzan(R) for industrial piping and BlazeMaster(R) for fire sprinkler systems. We believe we have built strong end-user awareness of our brands by using a direct sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.

Specialty Materials recently purchased the compounding assets and technology uses to manufacture cross-linked polyethylene pipe, or PEX. TempRite(TM) PEX enables Specialty Materials to add a flexible piping compound to its rigid piping product offering. TempRite(TM) PEX is a small but growing product within certain piping applications that demand flexible piping systems.

Estane(R) TPU, an engineered, highly versatile thermoplastic, provides a high quality, lower cost alternative to rigid plastics and flexible rubber. Performance attributes of Estane(R) TPU include abrasion, heat and chemical stress resistance, minimal fatigue from bending, ease of processing and paintability. These performance characteristics make Estane(R) TPU attractive for use in a broad range of end-uses, including film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), pneumatic tubing and automotive molded parts. Noveon has recently introduced several new product families that can extend the uses for Estane(R) TPU. This includes products that can be melt spun into elastic spandex fibers and materials that offer enhanced breathability for garments. Estane(R) TPU is one of the industry's leading brand names. We also market Stat-Rite(R) thermoplastics, which are static dissipative materials used in packaging for the electronics industry. In addition, we market fiber-reinforced TPU under the Estaloc(R) brand. Estaloc(R) reinforced engineering thermoplastics offer the functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments. Applications include automotive trim, sporting goods, agricultural equipment and other mechanical components.

Polymer Additives. We are one of the largest global suppliers of RLP and one of the leading North American producers of polymer additives including rubber and lubricant antioxidants and rubber accelerators. Our products in this category extend the life and improve the performance characteristics of rubber, lubricating oil, plastics and thermoset resin-based formulations.

RLP is a high-growth niche product for technologically challenging applications, including structural and engineered adhesives used in aerospace, transportation and electronics. RLP improves impact and crack resistance in composites and coatings and improves the toughness and long-term durability of epoxy-based structural adhesives.

Our antioxidant products are used in rubber, plastics and lubricants and are marketed under the Good-Rite(R) name, a leading industry brand. Antioxidants prevent oxidative degradation and are primarily utilized by rubber manufacturers and to a lesser extent plastic manufacturers, to impart durability and prevent the loss of functional attributes such as flexibility. In motor oil and other lubricants, antioxidants prevent thermal breakdown and extend product life. We also manufacture a line of accelerators, marketed under our brand, Cure-Rite(R), which are utilized by rubber manufacturers to reduce the vulcanization/curing time, and thereby improve manufacturing productivity.

The following is a list of representative uses for Specialty Materials products:


CATEGORY                                 PRODUCT                                   DESCRIPTION
--------------------------------------------------------------------------------------------------------------------
Specialty Plastics        CPVC
                              TempRite(R)                       Residential plumbing.
                              FlowGuard(R)                      Residential and commercial plumbing.
                              FlowGuard Gold(R)                 Residential and commercial plumbing.
                              Corzan(R)                         Industrial piping.
                              BlazeMaster(R)                    Fire sprinkler piping.
                          PEX
                              TempRite(TM)PEX                   Flexible piping systems.
                          TPU
                              Estane(R)                         Film and sheet, wire and cable insulation,
                                                                athletic equipment, pneumatic tubing, automotive
                                                                molded parts and adhesives.
                              Estaloc(R)                        Automotive trim, sporting goods, agricultural
                                                                equipment and other mechanical components.
                              Stat-Rite(R)                      Packaging of semiconductors, sensitive electronic
                                                                components, disk drive heads and cell phones.
Polymer Additives         Reactive Liquid Polymer
                              Hycar(R)                          Used as a toughener and flexibilizer in thermoset
                                                                resin formulations (construction, composites,
                                                                coatings and structural adhesives).
                          Antioxidants
                              Good-Rite(R)                      Primarily used by rubber manufacturers to prevent
                                                                oxidative degradations, impart durability and
                                                                prevent loss of flexibility.
                          Accelerators
                              Cure-Rite(R)                      Helps reduce vulcanization/curing time.

Specialty Materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

PERFORMANCE COATINGS is a leading global producer of high performance polymers for specialty paper, graphic arts, architectural and industrial coatings and textile applications. Approximately 80% of Performance Coatings' sales are generated from our water-based emulsion polymers and compounds. We believe that we offer our customers one of the most complete spectrums of emulsion chemistries in the industry. Performance Coatings generated sales of $376.1 million, operating income of $59.4 million and adjusted EBITDA of $78.6 million in 2002.

Our product offerings include a broad range of water-based polymer emulsions, resins and auxiliaries used in the production of high-end paints and coatings for wood, paper, metal, concrete, plastic, textiles and other surfaces. Our water-based polymers, which are environmentally attractive substitutes for solvent-based products, are valued for the superior gloss and durability properties they provide. In addition, our polymers are used as ink vehicles and in overprint varnishes for graphic arts, primarily for use in specialty packaging applications. We are also forward integrated in the graphic arts industry as a leading global producer of water-borne coatings for consumer products packaging applications. We supply acrylic emulsions used to improve the appearance, texture, durability and flame retardance of high-end specialty textiles sold to the home furnishings, technical fabrics and apparel industries. In addition, we believe we are the only fully integrated U.S. supplier of glyoxal and glyoxal-based resins for durable press and wrinkle resistant textile additives.

Our business strategy is centered on our ability to formulate and compound polymer emulsions to create customized solutions to meet the specific needs of our customers. We have had success with water-borne technologies as global restrictions targeting the reduction of the volatile organic compounds prevalent in solvent-based products have become more stringent. We continue to develop new proprietary water-borne technologies to enhance our portfolio of over 1,100 formulations. These formulations include acrylic, polyurethane, nitrile, styrene-butadiene and vinyl. We expect water-borne formulations to continue to grow faster than the overall industry growth rate for paints and coatings.

The following is a list of representative uses for Performance Coatings products:


CATEGORY                                  PRODUCT                              DESCRIPTION
------------------------------------------------------------------------------------------------------------
Performance Coatings         Architectural and Industrial
                             Paints and Coatings
                                 Hycar(R)                      Water-borne acrylic emulsion for high gloss
                                                               enamels and stain blocking paint primers.
                                 Sancure(R)                    Polyurethane dispersions used on wood
                                                               flooring to promote toughness and
                                                               durability.
                             Specialty Paper
                                 Hycar(R)and  Vycar(R)         Water-borne acrylic nitrile and PVC
                                                               emulsions used to modify physical
                                                               attributes of specialty paper and nonwovens
                                                               including stiffness, porosity and water
                                                               repellency. Used in ink-jet printer paper
                                                               and tea bag sheathing.
                             Graphic Arts
                                 Carboset(R)                   Water-borne acrylic polymers used in ink
                                                               vehicles and graphic arts coatings.
                                 Carbotac(R)                   Water-borne acrylic emulsions used as
                                                               pressure-sensitive adhesives and laminating
                                                               adhesives on films and paper.
                                 Algan(R)                      Water-borne coatings used to provide gloss
                                                               and protection for literature and packaging
                                                               materials.
                             Textile Coatings
                                 Hycar(R)                      Acrylic-based coatings applied to textiles
                                                               to offer a pleasing texture,
                                                               low-temperature flexibility and wash
                                                               resistance.
                             Auxiliary Chemicals
                                 Glyoxal                       Preparation agents to improve manufacturing
                                 Glyoxal resins                process and add attributes such as
                                 Fluorocarbon extenders        softness, durable press and anticrease
                                 Polymer-based softeners       agents, stain repellents and flame
                                                               retardants.
                             Printing Chemicals
                                 Dye thickener and binders     Thickeners are used to impart viscosity to
                                 Carbopol(R)                   the printing paste applied to fabrics.
                                                               Pigment binders are used to add a pigment
                                                               to a printing paste and prevent
                                                               deterioration by abrasion or laundering.



Performance Coatings products are sold to major companies in the specialty paper, graphic arts, paints and coatings, and textiles industries.

COMPETITION

We face a variety of competitors in each of our product lines, but we believe no single company competes with us across all of our existing product lines. The specialty chemicals industry is highly fragmented and its participants offer a broad array of product lines and categories, representing many different products designed to meet specific customer requirements. Individual products or service offerings compete on a global, regional and local level due to the nature of the businesses and products, as well as the end-use applications and customers served. The following chart sets forth our principal competitors by segment:

                                     END-USE/PRODUCT
SEGMENT                                 CATEGORY                          PRINCIPAL COMPETITORS
----------------------------------------------------------------------------------------------------------------
Consumer Specialties          Personal Care and             Cognis, Croda, Hercules, ISP, Nihon Junkayu, Rohm
                              Pharmaceuticals               and Haas, Sigma/3V, Sumitomo Seika
                              Food & Beverage               CPKelco, DSM, FMC, Synrise,  Quest, Rhodia,
                                                            Sensient, Tessenderlo,Velsicol
Specialty Materials           Specialty Plastics            Atochem, BASF, Bayer, Dow, Georgia Gulf,
                                                            Huntsman, Kaneka, Nippon Carbide Industries,
                                                            Sekisui
                              Polymer Additives             Atochem, Bayer, Crompton, Flexsys, Great Lakes,
                                                            General Quimica, Nippon Zeon
Performance Coatings          Performance Coatings          BASF, Bayer, Ciba, Clariant, Dow, Omnova,
                                                            Parachem, PolymerLatex, Reichhold, Rohm and Haas,
                                                            UCB


SALES AND MARKETING

Our principal sales and marketing strategies include focusing on end-users and process intermediaries, a strong cooperative development among salespersons, technical staff and customers and a decentralized worldwide organization that facilitates the effective sale of our products.

We sell and support our products in over 90 countries throughout the world. Our sales network is primarily end-use focused, with regional coverage provided as appropriate. For the year ended December 31, 2002, we derived approximately 63% of our sales from the United States, approximately 18% from Europe and approximately 19% from the rest of the world.

RESEARCH, DEVELOPMENT AND TECHNOLOGY

We have a long history as an industry innovator, creating proprietary, high-performance materials for our customers. Notably, we invented Carbopol(R) synthetic thickeners and commercially developed TempRite(R) CPVC. These products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers. Our research and development staff includes over 150 professionals, many of whom possess Ph.D. or equivalent degrees. Our research and development staff works with both our sales force and customers to utilize our wide spectrum of technology platforms and processing capabilities to produce one of the most comprehensive product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing loyal customer relationships.

Our successful record of technological innovation is evidenced by the more than 700 patents we have secured during the past 20 years. Currently, we possess approximately 1,000 issued and pending foreign and domestic patents and patent applications worldwide and over 500 foreign and domestic product trademarks and applications and other significant trade secrets. Many of these new products represented breakthrough innovations, including specialty Estane(R) TPU for producing breathable fabric, new generation TempRite(R) CPVC for impact resistant pipe, water-based acrylic urethane emulsion blends for clear varnishes on wood flooring, FixateTM resin for hair styling and Carbopol(R) acrylic thickener formulations for ink-jet printing applications.

RAW MATERIALS

We use a variety of specialty and commodity chemicals in our manufacturing processes. The majority of raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that we choose to purchase from a single source generally have long-term supply contracts as a basis to guarantee supply reliability. The majority of our raw materials are derived from petrochemical-based feedstocks. Our single largest raw material purchased represented less than 3% of total sales in 2002. Described below is a summary of the principal raw material requirements of each segment:

            SEGMENT                    PRINCIPAL RAW MATERIALS
     ----------------------------------------------------------------------

     Consumer Specialties           Toluene
                                    Glacial Acrylic Acid
     Specialty Materials            PVC
                                    Chlorine
                                    Methyl diphenyl diisocyanate (MDI)
                                    Polytetramethylene ether glycol (PTMEG)
                                    Aniline
                                    Acetone
     Performance Coatings           Ethyl Acrylate
                                    Butyl Acrylate
                                    Styrene
                                    Ethylene Glycol

EMPLOYEES

As of December 31, 2002, we have approximately 2,800 employees worldwide, with approximately 1,900 in North and Latin America, 600 in Europe and 300 in the Asia/Pacific region. Many of our employees are highly trained. Key plant managers possess an average of over 15 years of experience.

Six of the United States sites are organized by labor unions with collective bargaining agreements with durations varying from three to five years. Approximately 470 employees are covered by these contracts, with four agreements expiring between 2003 and 2004. Production employees in Europe generally fall under national master agreements for all chemical companies that are reviewed and modified as of March 1 of each year.

We observe local customs and legislation in labor relations (including staff councils, where required) and, where applicable, in negotiating collective bargaining agreements.

HEALTH, SAFETY AND ENVIRONMENTAL MATTERS

Our operations, like those of other companies engaged in similar businesses, are subject to extensive environmental laws and regulations by foreign, federal, state and local authorities, including those pertaining to air emissions, wastewater discharges, occupational safety and health, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use, storage, release and disposal of hazardous substances. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary permits. In our effort to comply with these environmental laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program. We conduct internal and external regulatory audits at our plants to identify and categorize potential environmental exposures as well as to ensure compliance with applicable environmental, health and safety laws and regulations. In addition, we are committed to the implementation of the American Chemistry Council's Responsible Care(R) principles and to the continuous improvement of our health, safety and environmental performance.

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Based on information presently known to us and our existing accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, and we may incur material costs or liabilities in the future which could adversely affect us. Material expenditures could potentially be required in the future. For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered contamination or other conditions or information that require a response.

Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, we may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations at which we have disposed of hazardous waste. As a result, we may be subject to liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. As discussed below, Goodrich has agreed to indemnify us with respect to the majority of environmental liabilities relating to these contaminated sites.

We reduced our environmental accrual by $23.7 million to $23.2 million on March 1, 2001 from $46.9 million as of February 28, 2001, because under the Acquisition agreement, Goodrich retained and did not sell to us seven parcels of real property for which there was an environmental accrual. As reflected in the environmental accrual as of January 1, 2001, these sites, and various other environmental obligations retained by Goodrich, represented $24.3 million of the accrual. Under the Acquisition agreement, Goodrich also has agreed to indemnify us against, or has retained, certain environmental liabilities for which our financial statements as of December 31, 2002 included reserves of $19.1 million. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be approximately $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of such liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Accordingly, the current portion of the environmental obligations of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Approximately $18.2 million is included in non-current liabilities and $6.7 million is included in other non-current assets, reflecting the recovery due from Goodrich.

Although we believe that our environmental reserves are adequate, given the uncertainties involved in estimating environmental costs, it is possible that the amount of expenses which will be required relating to remedial actions and compliance with applicable environmental laws and regulations will exceed the amounts reflected in our reserves or that Goodrich (or any of other third party indemnitors) will not fulfill its indemnity obligations. Accordingly, currently identified environmental liabilities may not be adequately covered and additional environmental liabilities may arise in the future that could have a material adverse effect on our financial position, results of operations, or cash flows.

PRODUCT LIABILITY

Goodrich has agreed to indemnify us for all liabilities (including product liability claims and product recalls) arising in connection with product lines no longer manufactured or sold by us. In addition, Goodrich has agreed to indemnify us against all product liability, product warranty and product defect claims made prior to the 10th anniversary of the closing of the Acquisition, relating to products manufactured, sold or delivered by Goodrich prior to the closing of the Acquisition and involving damages of at least $2.0 million. However, Goodrich may not fulfill its indemnity obligations.

ITEM 2.  PROPERTIES

Our headquarters and primary research facility is located in Brecksville, Ohio. Our chemical manufacturing facilities are listed below.

LOCATION                                  OWNED/LEASED          SIZE (APPROX.)
-------------------------------------------------------------------------------

Henry, Illinois                              Owned              100,000 sq. ft.
Calvert City, Kentucky                       Owned               75,000 sq. ft.
Louisville, Kentucky                         Owned              232,000 sq. ft.
Lawrence, Massachusetts                      Owned              160,000 sq. ft.
Leominster, Massachusetts                    Owned               59,000 sq. ft.
Pedricktown, New Jersey                      Owned               40,000 sq. ft.
Charlotte, North Carolina                    Owned              270,000 sq. ft.
Gastonia, North Carolina                     Owned              116,000 sq. ft.
Akron, Ohio                                  Owned              236,000 sq. ft.
Avon Lake, Ohio                              Owned              240,000 sq. ft.
Brecksville, Ohio                            Owned              380,000 sq. ft.
Chagrin Falls, Ohio                          Owned               49,000 sq. ft.
Cincinnati, Ohio                            Leased              450,000 sq. ft.
Kalama, Washington                           Owned              550,000 sq. ft.
Antwerp, Belgium                             Owned               81,000 sq. ft.
Oevel, Belgium                               Owned              215,000 sq. ft.
Lyon, France                                Leased               13,500 sq. ft.
Raubling, Germany                        Leased/Owned           134,500 sq. ft.
Chennai, India                              Leased              114,000 sq. ft.
Vadadora, India                          Jointly Owned          294,000 sq. ft.
Senawang, Malaysia                           Owned               38,000 sq. ft.
Delfzijl, The Netherlands                   Leased               50,000 sq. ft.
Qingpu, People's Republic of China          Leased               13,000 sq. ft.
Wenzhou, People's Republic of China         Leased               53,000 sq. ft.
Pohang, South Korea                      Leased/Owned            49,000 sq. ft.
Barcelona, Spain                            Leased               76,000 sq. ft.
Barnsley, United Kingdom                     Owned               50,000 sq. ft.

We possess global manufacturing, sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. We have 27 manufacturing sites, with two of the facilities, located at Kalama, Washington and Pohang, South Korea, certified to ISO 14000 and all but two U.S. plants, three European plants and two Asian plants certified to ISO 9002 standards. The non-certified plants are recent acquisitions or recent startups. In addition, the three plants located at Calvert City, Kentucky; Chennai, India and Raubling, Germany operate to "current good manufacturing practices" standards (cGMP) and manufacture products suitable for use in the production of pharmaceutical products. Each plant has rigorous productivity and quality assessment programs in place, with performance metrics summarized and reviewed on a monthly basis by our management.

We have met increases in global demand through internal expansion, acquisitions and joint ventures, as well as by investment in new or significantly expanded existing production facilities in the United States, Europe and Asia. Since 1997, we have made investments in a Carbopol(R) acrylic thickener and latex facility in Antwerp, Belgium, a TempRite(R) CPVC compounding facility in Oevel, Belgium, an Estane(R) TPU plant expansion in Avon Lake, Ohio, an acrylic plant expansion in Gastonia, North Carolina, a benzoate plant expansion in Kalama, Washington, a static control polymers plant in Senawang, Malaysia, as well as a compounding facility in Qingpu, People's Republic of China.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our voting stock is not publicly traded and does not have a quantifiable market value. As of February 28, 2003, we had one holder of record of our voting common stock. Other than a restricted payment in the form of a dividend of $45.0 million to International for the repayment of a portion of the seller note, we have not declared any dividends in the year ended December 31, 2002 or the ten months ended December 31, 2001, and we do not anticipate paying cash dividends on common stock in the foreseeable future. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include restrictions on the payment of cash dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data at the dates and for the periods indicated. The data for the year ended December 31, 2002 and the ten months ended December 31, 2001 are derived from the audited consolidated financial statements of Noveon, Inc. The data for the two months ended February 28, 2001 and the years ended 2000, 1999 and 1998 are derived from the audited consolidated historical financial statements of the Performance Materials Segment of Goodrich. The information set forth below should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                NOVEON, INC.           PERFORMANCE MATERIALS SEGMENT OF GOODRICH
                                          ----------------------------------------------------------------------------
                                                       TEN MONTHS   TWO MONTHS
                                          YEAR ENDED     ENDED         ENDED
                                          DECEMBER 31 DECEMBER 31   FEBRUARY 28        YEAR ENDED DECEMBER 31
                                             2002         2001         2001        2000         1999        1998
                                          ----------------------------------------------------------------------------
                                                                    (dollars in millions)
 Statement of Operations Data:
    Sales                                    $1,069.3   $   876.4      $  187.0    $1,167.7    $1,217.7     $1,195.2
    Cost of sales                               726.8       628.1         137.3       819.5       832.2        817.8
                                          ----------------------------------------------------------------------------
    Gross profit                                342.5       248.3          49.7       348.2       385.5        377.4
    Selling and administrative expenses         201.6       160.5          35.2       201.1       218.2        223.4
    Amortization expense                         13.9        26.5           4.0        24.4        24.6         18.2
    Restructuring and consolidation costs         6.1         3.1           -          40.5        37.3          -
                                          ----------------------------------------------------------------------------
    Operating income                            120.9        58.2          10.5        82.2       105.4        135.8
    Interest (expense) income, net              (75.6)      (73.5)          0.6         4.4         0.5         (0.7)
    Other (expense) income, net                  (2.4)       (0.7)         (1.5)       (0.4)       (1.5)        (0.2)
                                          ----------------------------------------------------------------------------
    Income (loss) from continuing
      operations before income taxes             42.9       (16.0)          9.6        86.2       104.4        134.9
    Income tax expense                           (8.2)       (4.6)         (4.0)      (35.9)      (42.3)       (55.4)
                                          ----------------------------------------------------------------------------
    Income (loss) from continuing
      operations                                 34.7       (20.6)          5.6        50.3        62.1         79.5
    Loss from discontinued
      operations-net of taxes                     -           -             -           -           -           (1.6)
                                          ----------------------------------------------------------------------------
    Net income (loss)                        $   34.7   $   (20.6)     $    5.6    $   50.3    $   62.1     $   77.9
                                          ============================================================================
 Other Data:
    Cash flow provided (used) by
      operating activities                   $  142.9   $   153.9      $  (31.6)   $  180.9    $  156.1     $  168.7
    Cash flow (used) by investing
      activities                                (79.7)   (1,218.7)         (7.6)      (75.3)      (97.3)      (449.3)
    Cash flow (used) provided by
      financing activities                     (107.5)    1,184.4          37.5      (100.2)      (54.4)       273.7
    Adjusted EBITDA(A)                          215.4       150.6          24.9       209.4       229.6        211.9
    Depreciation and amortization                84.7        83.0          14.4        86.7        86.9         76.1
    Capital expenditures                         52.3        28.5           7.6        64.0        79.6         70.7
 Balance Sheet Data:
    Cash and cash equivalents                $   79.5   $   120.0         N/A      $   15.7    $   10.6     $    6.6
    Working capital, net(B)                      99.9       106.2         N/A         134.2       152.5        163.8
    Property, plant and equipment, net          670.7       672.5         N/A         563.2       600.8        610.8
    Total assets                              1,629.1     1,661.8         N/A       1,359.2     1,430.6      1,439.0
    Total debt                                  847.5       900.7         N/A          30.0        42.7         69.3
    Goodrich's investment                         -           -           N/A         910.4       950.9        938.1
    Stockholder's equity                        499.7       496.2         N/A           -           -            -

(A) Adjusted EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees (if applicable) and consolidation costs.
     Adjusted EBITDA has not been reduced by management fees (if applicable) which, pursuant to management services agreements, are subordinated to the obligations under our senior subordinated notes due 2011. Adjusted EBITDA is not a measure of operating income, operating performance or liquidity under GAAP. We include adjusted
     EBITDA data because we understand such data are used by investors to determine our historical ability to service our indebtedness.
     Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (as determined in accordance with GAAP) as an indicator of our operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. In addition, it should be noted that companies calculate adjusted EBITDA differently and therefore adjusted EBITDA as presented for us may not be comparable to adjusted EBITDA reported by other companies. Differences exist between the various agreements governing our indebtedness with respect to the definition of adjusted
     EBITDA or comparable terms.

Adjusted EBITDA is calculated as follows:

                                             NOVEON, INC.         PERFORMANCE MATERIALS SEGMENT OF GOODRICH
                                       --------------------------------------------------------------------
                                                     TEN MONTHS   TWO MONTHS
                                        YEAR ENDED     ENDED        ENDED              YEAR ENDED
                                       DECEMBER 31  DECEMBER 31   FEBRUARY 28          DECEMBER 31
                                           2002         2001         2001        2000     1999     1998
                                       --------------------------------------------------------------------
                                                                  (dollars in millions)
Operating income                          $ 120.9     $  58.2        $ 10.5      $  82.2  $ 105.4   $135.8
Depreciation and amortization                84.7        83.0          14.4         86.7     86.9     76.1
Investor management fees                      3.7         3.3           -            -        -        -
Restructuring and consolidation costs         6.1         3.1           -           40.5     37.3      -
Non-cash cost of sales impact of
  inventory write-up from purchase
  accounting                                  -           3.0           -            -        -        -
                                          ----------------------------------------------------------------
Adjusted EBITDA                           $ 215.4     $ 150.6        $ 24.9      $ 209.4  $ 229.6   $211.9
                                          ================================================================

(B) Working capital, net is defined as current assets excluding cash and cash equivalents less current liabilities excluding short-term debt and the current portion of long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the audited consolidated financial statements of Noveon, Inc. and the Performance Materials Segment of Goodrich included elsewhere in this document.

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Forward-Looking Information" for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry-leading franchises marketed under some of the industry's most recognized brand names including Carbopol(R), TempRite(R), Estane(R) and Hycar(R). These global brands are complemented by a diverse portfolio of historically stable, cash generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly. Through our worldwide network of 27 strategically located manufacturing facilities, we service more than 7,000 customers operating in over 25 industries. In 2002, we derived approximately 63% of our sales from the United States, 18% of our sales from Europe and 19% of our sales from the rest of the world.

Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings.

We commenced operations on March 1, 2001 through the Acquisition on February 28, 2001 of the Performance Materials Segment of Goodrich. The Acquisition was financed through borrowings under our credit facilities, proceeds from our 11% senior subordinated note offering, and an equity contribution from International. We are a wholly owned subsidiary of International.

International was organized for the purpose of owning all of our common stock and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA, DLJ Merchant Banking and DB Capital. International has no independent operations or investments other than its investment in us. International has made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that International issued to a subsidiary of Goodrich in connection with the Acquisition. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of International and increases to a rate of 15% after five years. However, if the interest is paid in cash after five years, the interest rate remains at 13%. International may be dependent on our cash flows to repay the seller note upon maturity in 2011. At December 31, 2002, there was $145.2 million outstanding on the seller note.

The Acquisition was recorded using the purchase method of accounting. The purchase price before fees and expenses, totaling $21.4 million, was $1,386.5 million and consisted of cash of $1,167.1 million, assumption of debt and liabilities of $32.9 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of International issued to Goodrich.

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

The Acquisition was financed through term loan borrowings under our credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 million equity contribution from International. The proceeds from the credit facilities included $125.0 million on a six-year Term Loan A facility that matures in 2007 and $510.0 million on a Term Loan B facility that matures in 2008. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0 million.

The assets acquired and liabilities assumed of the Performance Materials Segment of Goodrich have been recorded at fair values. The deferred income taxes provided in the purchase price allocation are attributed to the tax effects of differences between the assigned values and the tax basis of assets acquired (except for certain goodwill which is non-deductible for tax purposes) and liabilities assumed. As of December 31, 2002, goodwill and identifiable intangible assets arising principally from the Acquisition, represented 22.4% and 11.2%, respectively, of total assets and they represented 73.1% and 36.4%, respectively, of total stockholder's equity.

RESTRUCTURING MATTERS

To improve the productivity of our electronics industry-related product lines, during 2002, we consolidated our static control manufacturing facilities into Malaysia and closed the Twinsburg, Ohio leased facility. In conjunction with this consolidation, we incurred personnel-related charges as well as closure costs, totaling $1.3 million, related to this leased facility in 2002.

In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers products lines. Through these restructuring efforts, we will be eliminating approximately 440 positions. Approximately 92% of the affected employees have left their positions as of December 31, 2002. In conjunction with this restructuring plan, the Company recorded net consolidation costs of $4.7 million in 2002 consisting of $1.2 million in personnel-related costs associated with the closing of a plant in England and $3.5 million of other restructuring related expenses. The restructuring accrual has been reduced in 2002 by $1.6 million, which represents a revision of prior estimates recorded in purchase accounting at the date of Acquisition, with a corresponding reduction in goodwill. As of December 31, 2002, approximately $2.7 million remains accrued for restructuring costs with substantially all of the remaining costs anticipated to be paid in 2003. As a result of these restructuring efforts, we estimate annualized savings of approximately $17.0 million attributable to reduced employee expenses. These savings were partially recognized beginning in the third quarter of 2001.

FACTORS THAT AFFECT OUR BUSINESS

Economic and Industry Conditions. Economic growth rates have varied in each geographic region in which we operate and may do so in the future. Our results in the past have been negatively impacted by reduced demand in the paper and packaging, textile, construction and electronics industries during cyclical periods. We have also experienced pricing pressure in parts of Performance Coatings and Specialty Materials as a result of consolidation among some of our competitors and customers and as some of the industries we serve have matured. Furthermore, our results in the past have been negatively affected by increases in feedstock and energy costs. Raw materials that affect our results include toluene, ethyl and butyl acrylate, glacial acrylic acid, chlorine, MDI, PTMEG, aniline, acetone, PVC, styrene and ethylene glycol.

Our Current and Future Indebtedness Could Significantly Impact Our Business. For example, our indebtedness could impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or general corporate or other purposes; limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness; put us at a competitive disadvantage to competitors that have less debt; increase our vulnerability to interest rate increases to the extent our variable-rate debt is not effectively hedged; and hinder our ability to adjust to rapidly changing economic and industry conditions. As of December 31, 2002, our total debt was $847.5 million. In addition, under our credit facility, we have total borrowing capacity of $125.0 million, of which $120.1 million was available as of December 31, 2002, net of $4.9 million of outstanding letters of credit.

Our ability to repay or refinance our indebtedness will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. These factors could include operating difficulties, increased operating costs or raw material or product prices, the response of competitors, regulatory developments, disruption in the financial markets and delays in implementing strategic projects.

Effects of Currency Fluctuations. Our worldwide results of operations are subject to both currency transaction and translation risk. We incur currency transaction risk whenever we enter into either a purchase or sales transaction using a currency other than the local currency of the entity. We incur currency translation risk because we measure and record our financial condition and results of operations in local currencies before translating these results into U.S. dollars and including them in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. For 2002, we generated approximately 28% of our sales in foreign currency, and we incurred approximately 26% of our total costs in foreign currency. The net depreciation of the Euro and/or constituent currencies against the U.S. dollar and other world currencies from 1998 through 2002 had a negative impact on our sales and operating income as reported in U.S. dollars in our historical consolidated financial statements. Under our credit facilities we borrowed a portion of Term Loan A and Term Loan B in Euros, and under our revolving credit facility we have the ability to borrow in multiple currencies, which may reduce risks relating to currency fluctuations. At December 31, 2002, approximately $31.6 million and $31.7 million were outstanding on Term Loan A and Term Loan B, respectively, and payable in Euros.

ACQUISITIONS AND DIVESTITURES

The acquisitions by us and Goodrich as discussed in the following paragraphs were recorded using the purchase method of accounting. The results of operations of the acquired companies have been included in our results since their respective dates of acquisition.

During 2002, the Consumer Specialties segment purchased certain tangible assets of a Latin American personal care and pharmaceutical distributor; certain assets, technology, and other intellectual property from a dispersions business; and certain assets, technology and other intellectual property related to aroma chemicals. During 2002, the Performance Coatings segment purchased certain tangible assets and technology of a textile coatings business. During 2002, the Specialty Materials segment acquired the common stock of Gemoplast SA, which is a business located in Lyon, France engaged in the conception, production and marketing of plastic alloys. The total cash paid for these 2002 acquisitions was $11.9 million.

In December 2001, we acquired certain intellectual property and tangible assets as an addition to our TempRite(R) product family within our Specialty Materials segment for $3.6 million.

During 2000, Goodrich acquired the intellectual property related to two businesses in our Consumer Specialties segment. Total consideration aggregated $11.6 million, of which $10.2 million represented goodwill and other intangible assets.

In March 2000, Goodrich contributed $17.9 million of net assets related to the North American Telene(R) product line for a 50% interest in a joint venture with Advanced Polymer Technologies, Inc. We sold our interest in this joint venture in March 2002.

RESULTS OF OPERATIONS

HISTORICAL BASIS

The following table presents the major components of the statement of operations on a historical basis. Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings. The textile dyes business and the drug delivery systems business, which were not part of our Acquisition of the Performance Materials Segment of Goodrich, had sales and an operating loss of $1.1 million and $0.6 million, respectively, during the two months ended February 28, 2001 and sales and operating loss of $15.7 million and $3.6 million, respectively, for the year ended December 31, 2000. The results of the textile dyes business and the drug delivery systems business are included in the data for the year ended December 31, 2000 and for the two months ended February 28, 2001. We show segment sales as a percent of total sales and segment gross profit and operating income as a percentage of segment sales.


                                     NOVEON, INC.                 PERFORMANCE MATERIALS SEGMENT OF GOODRICH
                      -------------------------------------------------------------------------------------
                           YEAR ENDED         TEN MONTHS ENDED     TWO MONTHS ENDED        YEAR ENDED
                          DECEMBER 31           DECEMBER 31           FEBRUARY 28          DECEMBER 31
                      --------------------  --------------------  -------------------  ---------------------
                         2002        %          2001       %           2001     %          2000      %
                      --------------------  --------------------  -------------------  ---------------------
 SALES
 Consumer Specialties   $  290.8   27.2%      $ 238.8    27.2%      $  45.2   24.2%      $ 283.3   24.3%
 Specialty Materials       402.4   37.6%        324.4    37.0%         73.1   39.1%        426.7   36.5%
 Performance Coatings      376.1   35.2%        313.2    35.8%         68.7   36.7%        457.7   39.2%
                      --------------------  --------------------  -------------------  ---------------------
 Total sales            $1,069.3  100.0%      $ 876.4   100.0%      $ 187.0  100.0%     $1,167.7  100.0%
                      ====================  ====================  ===================  =====================

 GROSS PROFIT
 Consumer Specialties   $   88.9   30.6%      $  64.5    27.0%      $  10.5   23.2%      $  84.8   29.9%
 Specialty Materials       147.6   36.7%        106.5    32.8%         25.6   35.0%        149.4   35.0%
 Performance Coatings      106.0   28.2%         77.3    24.7%         13.6   19.8%        114.0   24.9%
                      -----------           ----------            ----------           -----------
 Total gross profit     $  342.5   32.0%      $ 248.3    28.3%      $  49.7   26.6%      $ 348.2   29.8%
                      ===========           ==========            ==========           ===========

 OPERATING INCOME
 Consumer Specialties   $   48.2   16.6%      $  30.8    12.9%      $   2.1    4.6%      $  40.2   14.2%
 Specialty Materials        84.3   20.9%         52.3    16.1%         16.9   23.1%         98.3   23.0%
 Performance Coatings       59.4   15.8%         34.5    11.0%          3.2    4.7%         52.5   11.5%
 Corporate costs           (64.9)  (6.1)%       (56.3)   (6.4)%       (11.7)  (6.3)%       (68.3)  (5.8)%
                      -----------           ----------            ----------           -----------
                           127.0   11.9%         61.3     7.0%         10.5    5.6%        122.7   10.5%
 Restructuring and
   consolidation
   costs                    (6.1)  (0.6)%        (3.1)   (0.4)%         -      -           (40.5)  (3.5)%
                      -----------           ----------            ----------           -----------
 Total operating
 income                 $  120.9   11.3%      $  58.2     6.6%      $  10.5    5.6%      $  82.2    7.0%
                      ===========           ==========            ==========           ===========


PRO FORMA BASIS

The following table presents major components of the historical and pro forma statements of operations. The major components of the pro forma consolidated statements of operations reflect the effect of the Acquisition of the Performance Materials Segment of Goodrich on February 28, 2001 as if it occurred on January 1, 2001 and excludes the results of the textile dyes business and drug delivery systems business. The primary effects of the Acquisition include: increased depreciation for the write-up of property, plant and equipment; increased amortization expense for goodwill and intangible assets; the impact of increased stand-alone costs; management fees; amortization expense of debt issuance costs associated with the credit facilities; increased interest expense associated with the credit facilities; and the associated income tax impact of these items.

The components of the pro forma consolidated statements of operations for the year ended December 31, 2001 are derived from the audited consolidated financial statements of the Performance Materials Segment of Goodrich for the two months ended February 28, 2001 and the audited consolidated financial statements of Noveon, Inc. for the ten months ended December 31, 2001.

                                                              YEAR ENDED DECEMBER 31
                                         ------------------------------------------------------------------
                                                                  PRO
                                           ACTUAL                FORMA                 ACTUAL
                                            2002       %          2001        %         2000        %
                                        ---------------------- ---------------------- ---------------------
      STATEMENT OF OPERATIONS
      Sales                                $1,069.3   100.0%    $1,062.3    100.0%     $1,167.7   100.0%
      Cost of sales                           726.8    68.0%       765.5     72.1%        819.5    70.2%
                                         --------------------- ---------------------- ---------------------
      Gross profit                            342.5    32.0%       296.8     27.9%        348.2    29.8%
      Selling and administrative
        expenses                              201.6    18.8%       195.7     18.4%        201.1    17.2%
      Amortization expense                     13.9     1.3%        31.8      3.0%         24.4     2.1%
      Restructuring and consolidation
        costs                                   6.1     0.6%         3.1      0.3%         40.5     3.5%
                                         --------------------- ---------------------- ---------------------
      Operating income                        120.9    11.3%        66.2      6.2%         82.2     7.0%
      Interest (expense) income-net           (75.6)   (7.1)%      (87.8)    (8.3)%         4.4     0.4%
      Other (expense) income-net               (2.4)   (0.2)%       (2.2)    (0.2)%        (0.4)     -
                                         --------------------- ---------------------- ---------------------
      Income (loss) before income taxes        42.9     4.0%       (23.8)    (2.3)%        86.2     7.4%
      Income tax expense                       (8.2)   (0.8)%       (5.5)    (0.5)%       (35.9)   (3.1)%
                                         --------------------- ---------------------- ---------------------
      Net income (loss)                    $   34.7     3.2%     $ (29.3)    (2.8)%    $   50.3     4.3%
                                         ===================== ====================== =====================
                                                              YEAR ENDED DECEMBER 31
                                         ------------------------------------------------------------------
                                                                  PRO
                                           ACTUAL                FORMA                 ACTUAL
                                            2002       %          2001        %         2000        %
                                        ---------------------- ---------------------- ---------------------
      SALES
      Consumer Specialties                 $  290.8    27.2%    $ 284.0      26.7%     $  283.3    24.3%
      Specialty Materials                     402.4    37.6%      397.5      37.4%        426.7    36.5%
      Performance Coatings                    376.1    35.2%      380.8      35.9%        457.7    39.2%
                                         --------------------- ---------------------- ---------------------
      Total sales                          $1,069.3   100.0%   $1,062.3     100.0%     $1,167.7   100.0%
                                         ===================== ====================== =====================

      GROSS PROFIT
      Consumer Specialties                 $   88.9    30.6%    $  74.7      26.3%     $   84.8    29.9%
      Specialty Materials                     147.6    36.7%      131.6      33.1%        149.4    35.0%
      Performance Coatings                    106.0    28.2%       90.5      23.8%        114.0    24.9%
                                         ------------          ------------           -----------
      Total gross profit                   $  342.5    32.0%    $ 296.8      27.9%     $  348.2    29.8%
                                         ============          ============           ===========
      OPERATING INCOME
      Consumer Specialties                 $   48.2    16.6%    $  32.6      11.5%     $   40.2    14.2%
      Specialty Materials                      84.3    20.9%       66.9      16.8%         98.3    23.0%
      Performance Coatings                     59.4    15.8%       38.1      10.0%         52.5    11.5%
      Corporate costs                         (64.9)   (6.1)%     (68.3)     (6.4)%       (68.3)   (5.8)%
                                         ------------          ------------           -----------
                                              127.0    11.9%       69.3       6.5%        122.7    10.5%
      Restructuring and consolidation
        costs                                  (6.1)   (0.6)%      (3.1)     (0.3)%       (40.5)   (3.5)%
                                         ------------          ------------           -----------
      Total operating income               $  120.9    11.3%    $  66.2       6.2%     $   82.2     7.0%
                                         ============          ============           ===========


2002 COMPARED WITH PRO FORMA 2001

The comparison of the year ended December 31, 2002 to the pro forma year ended December 31, 2001 has been completed by using audited consolidated financial information for 2002 and unaudited pro forma consolidated financial information for 2001. This unaudited pro forma consolidated financial information is provided for informational purposes only and does not purport to be indicative of the results which would have actually been obtained had the Acquisition of the Performance Materials Segment of Goodrich occurred on January 1, 2001.

TOTAL COMPANY ANALYSIS

Sales. Sales increased $7.0 million, or 0.7%, from $1,062.3 million in pro forma 2001 to $1,069.3 million in 2002. The increase was primarily the result of higher sales within our TempRite(R) CPVC product lines of $17.3 million and personal care product lines of $9.8 million, principally related to increased volume. Additionally, current year acquisitions resulted in increased sales of approximately $11.4 million. These increases were offset by lower sales of $12.4 million in Specialty Materials, excluding TempRite(R) CPVC, due primarily to lower industrial and European demand and competitive price pressure, and $4.7 million in Performance Coatings, primarily due to lower textile application volume. Furthermore, sales decreased in our food colorants business by $5.9 million, principally due to the impact of product lines discontinued in 2001.

Cost of Sales. Cost of sales as a percentage of sales decreased from 72.1% in pro forma 2001 to 68.0% in 2002. The decrease in cost of sales as a percentage of sales was primarily attributable to a decrease in raw material and utility costs across all segments and, to a lesser extent, lower manufacturing spending.

Gross Profit. Gross profit increased $45.7 million, or 15.4%, from $296.8 million in pro forma 2001 to $342.5 million in 2002. As a percentage of sales, gross profit increased from 27.9% in pro forma 2001 to 32.0% in 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs and lower manufacturing spending. The increase was partially offset by competitive pricing pressure and an unfavorable sales mix shift.

Selling and Administrative Expenses. Selling and administrative expenses increased $5.9 million, or 3.0%, from $195.7 million in pro forma 2001 to $201.6 million in 2002. The increase in selling and administrative expenses is primarily attributable to the strategic addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002. The increase was partially offset by cost reductions attributable to our restructuring efforts. Selling and administrative expenses as a percentage of sales increased from 18.4% in pro forma 2001 to 18.8% in 2002.

Amortization Expense. Amortization expense decreased $17.9 million, or 56.3%, from $31.8 million in pro forma 2001 to $13.9 million in 2002. The decrease was primarily due to the elimination of $18.1 million of goodwill amortization, as required by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 beginning in 2002.

Restructuring and Consolidation Costs. Restructuring and consolidation costs increased $3.0 million from $3.1 million in pro forma 2001 to $6.1 million in 2002. This increase was related to the consolidation of the static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, which occurred in the third quarter of 2002, expenses related to our effort to increase efficiency and productivity, reduce costs and support our global growth strategy, and to additional pension expenses associated with the exit of a facility in Europe.

Operating Income. Operating income increased by $54.7 million, or 82.6%, from $66.2 million in pro forma 2001 to $120.9 million in 2002. The increase in operating income was primarily attributable to decreases in raw material and utility costs, lower manufacturing spending, increased volumes within our TempRite(R) CPVC and personal care product lines and reduced amortization expense for goodwill. The increase was partially offset by competitive pricing pressure and an unfavorable sales mix shift and an increase in selling and administrative expenses.

Interest (Expense) Income-Net. Interest expense decreased $12.2 million from $87.8 million in pro forma 2001 to $75.6 million in 2002. The decrease in expense was attributable to lower interest rates in 2002, debt repayment and interest income from our cash balances.

Other (Expense) Income-Net. Other expense was $2.4 million in 2002 and $2.2 million in pro forma 2001.

Income Tax Expense. Income tax expense was $8.2 million in 2002 compared to income tax expense of $5.5 million in pro forma 2001. The income tax expense in 2002 and pro forma 2001 was primarily associated with our international operations. The effective tax rate for 2002 and pro forma 2001 was 19.1% and 23.1%, respectively.

For pro forma 2001, we incurred pro forma domestic losses. These pro forma cumulative losses and a lack of prior earnings history in our new capital structure provided substantial evidence regarding our inability to realize certain deferred tax assets. As a result, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, we established a tax valuation allowance to offset domestic income tax benefits associated with domestic losses for 2001.

For the year ended December 31, 2002, sufficient income was generated to realize certain of the deferred tax assets. Therefore, under the provisions of SFAS No. 109, income tax expense for 2002 has been offset by $4.8 million related to the net reversal of tax valuation allowances.

As of December 31, 2002, we still have cumulative losses and intend to maintain tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and taxable income) exists to support the reversal of the tax valuation allowances.

Net Income (Loss). As a result of the factors discussed above, net income increased by $64.0 million from a net loss of $29.3 million in pro forma 2001 to net income of $34.7 million in 2002.

Adjusted EBITDA is an important performance measure used by us and our stakeholders. Adjusted EBITDA is defined as income from continuing operations before interest, taxes, depreciation and amortization, non-cash cost of sales impact of inventory write-up from purchase accounting, other income and expense, management fees and restructuring and consolidation costs. We believe that adjusted EBITDA provides additional information for determining our ability to meet future obligations and debt service requirements. The components of adjusted EBITDA are the measurements used by our primary lenders to measure performance. However, adjusted EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. Adjusted EBITDA for 2002 and pro forma 2001 is calculated as follows (dollars in millions):

                                                       ACTUAL        PRO FORMA
                                                        2002           2001
                                                  -----------------------------

   Operating income                                   $  120.9      $   66.2
   Depreciation and amortization                          84.7          99.3
   Investor management fees                                3.7           3.9
   Restructuring and consolidation costs                   6.1           3.1
   Non-cash cost of sales impact of inventory
       write-up from purchase accounting                   -             3.0
                                                  -----------------------------
   Adjusted EBITDA                                    $  215.4      $  175.5
                                                  =============================
SEGMENT ANALYSIS

Consumer Specialties--Sales increased $6.8 million, or 2.4%, from $284.0 million in pro forma 2001 to $290.8 million in 2002. The increase is primarily attributable to the impact of higher sales of $9.8 million in our personal care product lines, principally due to higher Carbopol(R) acrylic thickener sales volumes and the impact of the success of new product introductions. The increase was partially offset by lower sales in our food colorants business of $5.9 million, principally the result of discontinued product lines.

Gross profit increased $14.2 million, or 19.0%, from $74.7 million in pro forma 2001 to $88.9 million in 2002. As a percentage of sales, gross profit increased from 26.3% in pro forma 2001 to 30.6% in 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs, lower manufacturing spending and higher personal care volumes.

Operating income increased $15.6 million, or 47.9%, from $32.6 million in pro forma 2001 to $48.2 million in 2002. The increase was primarily associated with decreases in raw material and utility costs, lower manufacturing spending, higher personal care volumes and $5.2 million in reduced amortization expense for goodwill.

Specialty Materials--Sales increased by $4.9 million, or 1.2%, from $397.5 million in 2001 to $402.4 million in 2002. The increase was primarily attributable to higher sales of $17.3 million in TempRite(R) CPVC, primarily related to volume increases, partially offset by lower sales of $12.4 million in polymer additives product lines, static control and Estane(R) TPU, principally resulting from competitive pricing pressure and soft industrial demand.

Gross profit increased $16.0 million, or 12.2%, from $131.6 million in pro forma 2001 to $147.6 million in 2002. As a percentage of sales, gross profit increased from 33.1% in pro forma 2001 to 36.7% in 2002. The increase in gross profit was primarily attributable to decreases in raw material and utility costs, higher TempRite(R) CPVC volume and lower manufacturing spending.

Operating income for the segment increased $17.4 million, or 26.0%, from $66.9 million in pro forma 2001 to $84.3 million in 2002. The increase was primarily attributable to decreases in raw material and utility costs, higher TempRite(R) CPVC volume, lower manufacturing spending and $7.6 million in reduced amortization expense for goodwill. The increase was partially offset by lower sales in Estane(R) TPU and polymer additives as mentioned above and increases in selling and administrative expenses, primarily related to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002.

Performance Coatings--Sales decreased $4.7 million, or 1.2%, from $380.8 million in pro forma 2001 to $376.1 million in 2002. The decrease was primarily attributable to a decline in demand in textile applications, competitive pricing pressure and an unfavorable sales mix shift.

Gross profit increased $15.5 million, or 17.1%, from $90.5 million in pro forma 2001 to $106.0 million in 2002. As a percentage of sales, gross profit increased from 23.8% in pro forma 2001 to 28.2% in 2002. The increase in gross profit was primarily associated with decreases in raw material and utility costs. The increase was partially offset by a decline in demand in textile applications.

Operating income for the segment increased $21.3 million, or 55.9%, from $38.1 million in 2001 to $59.4 million in 2002. The increase was primarily associated with the decrease in raw material and utility costs, and $5.3 million in reduced amortization expense for goodwill. The increase was partially offset by a decline in demand in textile applications.

Corporate--Corporate costs decreased $3.4 million, or 5.0% from $68.3 million in pro forma 2001 to $64.9 million in 2002. This decrease was primarily the result of our restructuring efforts, partially offset by additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

SHORT PERIOD DISCUSSIONS

Since Noveon acquired the Performance Materials Segment of Goodrich on February 28, 2001, the Performance Materials Segment of Goodrich and Noveon are reported under different bases. Accordingly, there are short reporting periods that are not comparable to other periods. Discussions follow for the short periods, including the ten months ended December 31, 2001 for Noveon and the two months ended February 28, 2001 for the Performance Materials Segment of Goodrich.

TEN MONTHS ENDED DECEMBER 31, 2001

TOTAL COMPANY ANALYSIS

For the ten months ended December 31, 2001, we generated sales of $876.4 million, with cost of sales of $628.1 million resulting in a gross profit of $248.3 million and a gross profit margin of 28.3%. Selling and administrative expenses were $160.5 million, or 18.3% of sales. Amortization was $26.5 million, restructuring and consolidation costs were $3.1 million and operating income was $58.2 million, or 6.6% of sales. Interest expense was $73.5 million, other expense was $0.7 million, income tax expense was $4.6 million and net loss was $20.6 million.

SEGMENT ANALYSIS

Consumer Specialties--For the ten months ended December 31, 2001, the Consumer Specialties segment generated sales of $238.8 million, with a gross profit of $64.5 million and a gross profit margin of 27.0%. Operating income was $30.8 million, or 12.9% of sales.

Specialty Materials--For the ten months ended December 31, 2001, the Specialty Materials segment generated sales of $324.4 million, with a gross profit of $106.5 million and a gross profit margin of 32.8%. Operating income was $52.3 million, or 16.1% of sales.

Performance Coatings--For the ten months ended December 31, 2001, the Performance Coatings segment generated sales of $313.2 million, with a gross profit of $77.3 million and a gross profit margin of 24.7%. Operating income was $34.5 million, or 11.0% of sales.

Corporate--For the ten months ended December 31, 2001, corporate expense was $56.3 million.

TWO MONTHS ENDED FEBRUARY 28, 2001

TOTAL COMPANY ANALYSIS

For the two months ended February 28, 2001, the Performance Materials Segment of Goodrich generated sales of $187.0 million, with cost of sales of $137.3 million, resulting in a gross profit of $49.7 million and a gross profit margin of 26.6%. Selling and administrative expenses were $35.2 million, or 18.8% of sales. Amortization expense was $4.0 million and operating income was $10.5 million, or 5.6% of sales. Interest income was $0.6 million, other expense was $1.5 million, income tax expense was $4.0 million and net income was $5.6 million, or 3.0% of sales.

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

Performance Coatings--For the two months ended February 28, 2001, the Performance Coatings segment of the Performance Materials Segment of Goodrich generated sales of $68.7 million, with a gross profit of $13.6 million and a gross profit margin of 19.8%. Operating income was $3.2 million, or 4.7% of sales.

Corporate--For the two months ended February 28, 2001, the corporate expense of the Performance Materials Segment of Goodrich was $11.7 million.

PRO FORMA 2001 COMPARED WITH 2000

The comparison of the pro forma year ended December 31, 2001 to the year ended December 31, 2000 has been completed by using unaudited pro forma consolidated financial information for 2001 and audited consolidated financial information for 2000. This unaudited pro forma consolidated financial information is provided for informational purposes only and does not purport to be indicative of the results that would have actually been obtained had the Acquisition of the Performance Materials Segment of Goodrich occurred on January 1, 2001.

TOTAL COMPANY ANALYSIS

Sales. Sales decreased $105.4 million, or 9.0%, from $1,167.7 million in 2000 to $1,062.3 million in pro forma 2001. The decline is related to lower sales of $76.9 million in Performance Coatings and $29.2 million in Specialty Materials, primarily related to volume declines in products sold to the paper and packaging, graphic arts, textiles and automotive industries and a reduction of $15.7 million associated with the disposition of the textile dyes product line prior to the Acquisition, as well as reduced sales due to our decision to discontinue various product lines within our food colorants business in June 2001. These decreases were partially offset by increased sales of our products sold by the Consumer Specialties segment.

Cost of Sales. Cost of sales as a percentage of sales increased from 70.2% in 2000 to 72.1% in pro forma 2001. The increase in cost of sales as a percentage of sales in pro forma 2001 was attributable to an increase in raw material and utility costs, reduced utilization of facilities due to lower production volume, incremental depreciation expense associated with the write-up of property, plant and equipment in purchase accounting and the incremental cost of sales in pro forma 2001 associated with the non-cash write-up of inventory in purchase accounting resulting in approximately $3.0 million of expense. The increase was partially offset by lower manufacturing spending.

Gross Profit. Gross profit decreased $51.4 million, or 14.8%, from $348.2 million in 2000 to $296.8 million in pro forma 2001. The decrease was primarily associated with sales volume reductions, an increase in raw material and utility costs, reduced utilization of facilities due to lower production volume and the incremental depreciation and non-cash expense associated with the write-up of assets in purchase accounting. The decrease was partially offset by lower manufacturing spending.

Selling and Administrative Expenses. Selling and administrative expenses decreased $5.4 million, or 2.7%, from $201.1 million in 2000 to $195.7 million in pro forma 2001. Selling and administrative expenses as a percent of sales increased from 17.2% in 2000 to 18.4% in pro forma 2001. The increase in selling and administrative expenses as a percent of sales in pro forma 2001 was a result of lower sales volumes and investor management fees of $3.9 million in pro forma 2001.

Amortization Expense. Amortization expense increased $7.4 million, or 30.3%, from $24.4 million in 2000 to $31.8 million in pro forma 2001. The increase was primarily associated with the incremental amortization of the excess of purchase price over fair value of tangible net assets acquired allocated to identifiable intangible assets and goodwill.

Restructuring and Consolidation Costs. Restructuring and consolidation costs decreased from $40.5 million in 2000 to $3.1 million in pro forma 2001. Goodrich recorded net restructuring and consolidation costs of $40.5 million consisting of $4.2 million in personnel-related costs (offset by a $0.7 million credit representing a revision of prior estimates) and $37.0 million in asset write-down and facility closure costs. Personnel costs include $3.7 million of severance related to the textile restructuring associated with Goodrich's divestiture of its Performance Materials Segment and $0.5 million for other workforce reductions.

The pro forma 2001 costs of $3.1 million include $1.9 million of restructuring expenses associated with Goodrich's textile restructuring and $1.2 million associated with our restructuring and consolidation plan.

Operating Income. Operating income decreased by $16.0 million, or 19.5%, from $82.2 million in 2000 to $66.2 million in pro forma 2001. The decrease in operating income was primarily attributable to sales volume declines, higher raw material and energy costs, reduced utilization of facilities due to lower production volume and the incremental depreciation and non-cash expense associated with the write-up of assets in purchase accounting. The decrease was partially offset by increased sales volume of products within the Consumer Specialties segment, lower manufacturing spending, selling and administrative cost controls and reduced consolidation costs in pro forma 2001.

Interest (Expense) Income-Net. Interest income, net was $4.4 million in 2000 and interest expense, net was $87.8 million in pro forma 2001. The increase in expense was primarily attributable to the change in the debt structure associated with the Acquisition.

Other (Expense) Income-Net. Other expense was $0.4 million in 2000 and $2.2 million in pro forma 2001. The increase in expense was primarily due to the unfavorable operating performance of our investments accounted for under the equity method.

Income Tax Expense. Income tax expense was $5.5 million in pro forma 2001 compared to an income tax expense of $35.9 million in 2000. During 2001, we determined, based on our domestic losses incurred in 2001 and lack of prior earnings history in our new capital structure, that it was uncertain whether our future taxable income would be sufficient to recognize certain deferred tax assets. As a result, a valuation allowance at December 31, 2001 was established. The effective tax rate was 41.6% in 2000 and 23.1% in pro forma 2001. The principal difference in the tax rates between pro forma 2001 and 2000 is due to the establishment of certain tax valuation allowances in 2001.

Net Income (Loss). As a result of the factors discussed above, net income
(loss) decreased by $79.6 million from net income of $50.3 million in 2000 to a net loss of $29.3 million in pro forma 2001.

Adjusted EBITDA for the pro forma year ended December 31, 2001 and the year ended December 31, 2000 is calculated as follows (dollars in millions):

                                                      PRO FORMA          ACTUAL
                                                         2001             2000
                                                 ------------------------------

    Operating income                                $     66.2       $     82.2
    Depreciation and amortization                         99.3             86.7
    Investor management fees                               3.9              -
    Restructuring and consolidation costs                  3.1             40.5
    Non-cash cost of sales impact of inventory
       write-up from purchase accounting                   3.0              -
                                                 ------------------------------
    Adjusted EBITDA                                 $    175.5       $    209.4
                                                 ==============================

SEGMENT ANALYSIS

Consumer Specialties. Sales increased $0.7 million, or 0.2%, from $283.3 million in 2000 to $284.0 million in pro forma 2001. The increase was driven by higher volume in products sold to the food and beverage and other consumer related industries. These increases were partially offset by unfavorable price and product sales mix, the discontinuation of various product lines within our food colorants business in June 2001 and the unfavorable exchange impact of the weakened Euro.

Gross profit decreased $10.1 million, or 11.9%, from $84.8 million in 2000 to $74.7 million in pro forma 2001. As a percentage of sales, gross profit decreased from 29.9% in 2000 to 26.3% in pro forma 2001. The decrease in gross profit was primarily associated with unfavorable price and product sales mix and the discontinuation of various product lines within our food colorants business.

Operating income decreased $7.6 million, or 18.9%, from $40.2 million in 2000 to $32.6 million in pro forma 2001. The decrease was primarily due to unfavorable price and product mix and the lower margins associated with the discontinuance of various product lines within our food colorants business. These effects were partially offset by increased sales volumes and a reduction in selling and administrative expenses in the segment.

Specialty Materials. Sales decreased by $29.2 million, or 6.8%, from $426.7 million in 2000 to $397.5 million in pro forma 2001. The decrease was primarily attributable to lower sales of $15.9 million in Estane(R) TPU product lines and $10.7 million in polymer additives, primarily related to volume declines and the unfavorable exchange impact of the weakened Euro and $3.4 million due to the exclusion of the North America Telene(TM) business that was contributed to a joint venture on March 31, 2000.

Gross profit decreased $17.8 million, or 11.9%, from $149.4 million in 2000 to $131.6 million in pro forma 2001. As a percentage of sales, gross profit decreased from 35.0% in 2000 to 33.1% in pro forma 2001. The decrease was primarily attributable to volume reductions in the polymer additives and Estane(R) TPU product lines along with reduced utilization of facilities due to lower production volume. These effects were partially offset by lower manufacturing spending.

Operating income for the segment decreased $31.4 million, or 31.9%, from $98.3 million in 2000 to $66.9 million in pro forma 2001. The decrease was primarily attributable to volume reductions for the polymer additives and Estane(R) TPU product lines, reduced utilization of facilities due to lower production volume, the unfavorable exchange impact of the weakened Euro and the incremental expenses associated with the write-up of assets in purchase accounting. These effects were partially offset by lower manufacturing spending.

Performance Coatings. Sales decreased $76.9 million, or 16.8%, from $457.7 million in 2000 to $380.8 million in pro forma 2001. The decrease was primarily attributable to lower demand for products sold in the paper and packaging and textile industries and $15.7 million due to the disposition of the textile dyes product line prior to the Acquisition.

Gross profit decreased $23.5 million, or 20.6%, from $114.0 million in 2000 to $90.5 million in pro forma 2001. As a percentage of sales, gross profit decreased from 24.9% in 2000 to 23.8% in pro forma 2001. The decrease was primarily associated with the sales volume reductions due to lower demand for products sold in the paper and packaging and textile industries, reduced utilization of facilities due to lower production volume, an increase in raw material and energy costs and incremental expenses associated with the write-up of assets in purchase accounting. The decrease was partially offset by lower manufacturing spending.

Operating income for the segment decreased $14.4 million, or 27.4%, from $52.5 million in 2000 to $38.1 million in pro forma 2001. The decrease was primarily associated with sales volume reductions due to lower demand for products sold in the paper and packaging and textile industries, reduced utilization of facilities due to lower production volume, an increase in raw materials and energy costs, and incremental expenses associated with the write-up of assets in purchase accounting. The decrease was partially offset by lower manufacturing spending and selling and administrative cost controls.

Corporate. Corporate costs remained unchanged at $68.3 million for both 2000 and pro forma 2001.

RAW MATERIAL COST TRENDS

We have benefited from reduced costs for raw materials for the year ended December 31, 2002 compared to the comparable period in 2001. Raw material prices began to increase in the second half of 2002 and forecasts anticipate that these costs will continue to increase in fiscal 2003. Raw material cost increases could have an unfavorable impact on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

Our credit facilities include (1) a Term Loan A facility in the original amount of $125.0 million that matures in 2007, (2) a Term Loan B facility in the original amount of $510.0 million that matures in 2008 and (3) a revolving credit facility in the amount of $125.0 million that matures in 2007. A portion of the revolving credit is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. We and each of our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities.

We amended our Term Loan agreements in 2002 allowing us to prepay $45.0 million of our outstanding Term Loans and dividend to International $45.0 million in cash so that International could reduce the seller note based upon an agreed discount arranged between International and Goodrich. As a result of the prepayment of the Term Loans, we have no current maturities of long-term debt at December 31, 2002.

As of December 31, 2002, we had a cash balance of $79.5 million. We had $120.1 million available for borrowing under the revolving credit facility of $125.0 million, net of $4.9 million of outstanding letters of credit. As of December 31, 2002, the balance on Term Loan A was $72.9 million, and the balance on Term Loan B was $498.9 million.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default. As of December 31, 2002, we were in compliance with all of the covenants of our credit facilities.

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

The table below summarizes our debt obligations and operating lease commitments as of December 31, 2002 (dollars in millions):

                                                                    PAYMENTS DUE BY PERIOD
                                             ----------------------------------------------------------------------
                                                             LESS THAN        1-3          4-5          AFTER
                                                 TOTAL         1 YEAR        YEARS        YEARS        5 YEARS
                                             ----------------------------------------------------------------------

     Term Loan A                               $    72.9      $    -        $  42.0       $  30.9      $    -
     Term Loan B                                   498.9           -           10.8          11.0         477.1
     11% Senior Subordinated Notes                 275.0           -            -             -           275.0
     Other debt                                      0.7           0.4          0.2           0.1           -
     Operating leases                               10.3           4.3          4.5           1.4           0.1
                                             ----------------------------------------------------------------------
     Total debt obligations                    $   857.8      $    4.7      $  57.5       $  43.4      $  752.2
                                             ======================================================================

CASH FLOWS

Cash flows provided by operating activities increased $20.6 million from $122.3 million in 2001 to $142.9 million in 2002. The increase was primarily related to improved operating results.

Investing activities used $79.7 million of cash in 2002. Investing activities in 2002 included the working capital settlement with Goodrich discussed below, totaling $14.5 million, payments made in connection with acquisitions and $52.3 million of capital expenditures. Investing activities in 2001 included the Acquisition of the Performance Materials Segment of Goodrich for $1,187.5 million and capital expenditures of $36.1 million in 2001.

Financing activities used $107.5 million in 2002 primarily related to the $45.0 million prepayment of principal on our Term Loans and the $45.0 million dividend to International which utilized the proceeds to prepay a portion of the seller note. Financing activities provided $1,221.9 million of cash in 2001, primarily related to the funding of the Acquisition from Goodrich.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for 2002 were $52.3 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow. We expect capital expenditures for the years 2003 and 2004 to be between $50.0 million and $60.0 million annually.

WORKING CAPITAL ADJUSTMENT

Pursuant to the purchase agreement between us and Goodrich, the purchase price for the Acquisition was subject to a post-closing working capital adjustment. On June 28, 2002, we entered into an agreement with Goodrich settling the working capital adjustment and in which we agreed to pay Goodrich $14.5 million. We paid that amount to Goodrich on June 28, 2002 using cash on hand. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in our financial statements and increased the goodwill associated with the Acquisition.

CONTINGENCIES

We have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. We have numerous sales commitments to supply product incident to the ordinary course of business.

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

Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies.

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our December 31, 2002 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Approximately $18.2 million is included in non-current liabilities and $6.7 million is included in other non-current assets, reflecting the recovery due from Goodrich.

We believe that our reserves are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002. After giving effect to the elimination of goodwill amortization, as required by SFAS No. 142, net income (loss) for the ten months ended December 31, 2001, the two months ended February 28, 2001, and the year ended December 31, 2000, would have been $(5.5) million, $8.5 million and $68.3 million, respectively. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002. During the fourth quarter of 2002, we performed our annual impairment test of goodwill. We have determined that no goodwill impairment has occurred during 2002.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We are required to adopt SFAS No. 143 by January 1, 2003. However, management has not yet determined the effect of this Statement on the Company's consolidated financial condition of results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (i.e. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." We adopted SFAS No. 144 effective January 1, 2002. The effect of adoption had no impact to our consolidated financial condition or results of operations.


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We adopted SFAS No. 145 during the second quarter of 2002 and the effect of which had no impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, various exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has included these disclosures for the year ended December 31, 2002.

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

REVENUE AND INCOME RECOGNITION

Revenue from the sale of products is recognized at the point of passage of title, which is at the time of shipment or consumption by the customer for inventory on consignment. We require that persuasive evidence of a revenue arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured before revenue is realized and earned. Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. In 2002, the total of rebates, customer claims, returns and allowances and discounts amounted to 3.5% of gross sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer claims, returns and allowances and discounts are accrued based on our history of claims and sales returns and allowances. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments.

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

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. For the year ended December 31, 2002, the Company recorded $6.5 million of interest expense as a result of these swap agreements. As of December 31, 2002, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $14.7 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

We enter into currency forward exchange contracts, totaling $10.3 million as of December 31, 2002, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts was not material to the Company's results of operations, cash flow or financial position.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the year ended December 31, 2002, we recognized $10.1 million of net losses included in the cumulative translation adjustment related to the foreign denominated floating rate debt.

DEFERRED INCOME TAXES

The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In determining the adequacy of the valuation allowance, which totaled $36.0 million as of December 31, 2002, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

Although we generated sufficient income in 2002 to realize certain deferred tax assets, we still have cumulative losses and a lack of prior earnings history in our new capital structure. Therefore, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

FORWARD-LOOKING INFORMATION

Certain statements in this section and elsewhere in this report include forward-looking statements, including those that relate to our future plans, objectives, expectations and intentions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "expects," "anticipates," "intends," "plans," "believes," "estimates," "seeks," "thinks" and variations of these words and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, our goals may not be achieved. These forward-looking statements are made as of the date of this report, and, except as required under the federal securities laws and the rules and regulations of the Commission, we assume no obligation to update or revise them or provide reasons why actual results may differ.

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at December 31, 2002 was not material to our results of operations, cash flow or financial position.

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

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. Our interest rate swap agreements at December 31, 2002 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The fair value of the interest rate swap agreements reduced stockholder's equity $9.0 million in 2002.

At December 31, 2002, we carried $847.5 million of outstanding debt on our balance sheet, with $392.5 million of that total, net of $180.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the year ended December 31, 2002, interest expense would increase or decrease by $2.4 million. In addition, if interest rates hypothetically increased or decreased by 10% on December 31, 2002, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $16.5 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included as a separate section of this report and begin on page F-2. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to each member of our Board of Directors and each of our executive officers.

NAME                        AGE                    POSITION
--------------------------  -----  ---------------------------------------------

H. William Lichtenberger    67     Chairman of the Board and Director
Steven J. Demetriou         44     Director, Chief Executive Officer and
                                     President
T. J. Dermot Dunphy         70     Director
John L. Garcia              46     Director
Brian R. Hoesterey          35     Director
William J. Lovejoy          35     Director
Vincent A. Sarni            74     Director
Susan C. Schnabel           41     Director
Christopher R. Clegg        45     Senior Vice President, General Counsel and
                                     Secretary
Sarah R. Coffin             50     Senior Vice President and General Manager,
                                     Performance Coatings Global Business Unit
Michael D. Friday           51     Senior Vice President and Chief Financial
                                      Officer
William B. Sedlacek         48     Senior Vice President and General Manager,
                                      Personal Care and Pharmaceuticals Global
                                      Business Unit
Kumar Shah                  54     Senior Vice President, Corporate and
                                      Business Development
Sean M. Stack               36     Vice President and Treasurer

H. William Lichtenberger has been our Chairman of the Board of Directors since March 2001. In November 2000, Mr. Lichtenberger retired from Praxair, Inc., which was spun off from Union Carbide Corporation in 1992. He served as Chairman of the Board of Praxair from 1992 until his retirement in 2000 and as Chief Executive Officer of Praxair from 1992 until March 2000. Mr. Lichtenberger is currently a director of Arch Chemicals, Inc. and Ingersoll-Rand Company. Mr. Lichtenberger is a former President, Chief Operating Officer and director of Union Carbide. He holds a bachelor of arts and a bachelor of science in chemical engineering from the University of Iowa. Mr. Lichtenberger holds a master's degree in business administration from the State University of New York, Buffalo.

Steven J. Demetriou has been our Chief Executive Officer since March 2001 and our President since May 2001, and has served on our Board of Directors since March 2001. Prior to joining us, Mr. Demetriou served as an Executive Vice President of IMC Global Inc. and President of IMC Crop Nutrients. Mr. Demetriou joined IMC Global Inc. in June 1999 as a Senior Vice President and President of the IMC Phosphates business unit. From December 1997 to June 1999, Mr. Demetriou served as Vice President, Global Specialty Resins and President, Cytec Asia-Pacific of Cytec Industries, Inc., a manufacturer of specialty materials. Prior to working for Cytec, Mr. Demetriou worked for Exxon Chemical Company for 16 years and held various leadership positions during that time. Mr. Demetriou serves on the Board of Directors of Commonwealth Industries, Inc. Mr. Demetriou holds a bachelor of science in chemical engineering from Tufts University.

T. J. Dermot Dunphy has served on our Board of Directors since March 2001. Mr. Dunphy has been the Chairman of Kildare Enterprises, LLC, a private equity management and investment firm since December 2001. Prior to joining Kildare, Mr. Dunphy worked for Sealed Air Corporation, a manufacturer and marketer of proprietary protective products and systems. In 1971, Mr. Dunphy was elected President and Chief Executive Officer of Sealed Air, and in 1996, he was elected Chairman and Chief Executive Officer of Sealed Air. From 1971 until he retired in 2000, Sealed Air's annual sales grew from approximately $5 million to approximately $3 billion. Mr. Dunphy was also President of Custom-Made Packaging, Inc. and worked for Westinghouse Electric Corporation as Manager of Services for the corporation's air-conditioning division. Mr. Dunphy is currently a director of Sealed Air Corporation and FleetBoston Financial Corporation and was formerly a director of Public Service Enterprise Group, Rockaway Corporation and Loctite Corporation. Mr. Dunphy graduated from Oxford University and holds a master's degree in business administration from Harvard Business School.

John L. Garcia has served on our Board of Directors since March 2001. Mr. Garcia is President of AEA Investors LLC, the successor company of AEA Investors Inc., of which he has been President since September 2002. Previously, he was a Managing Director of AEA Investors Inc. from May 1999. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston Corporation, where he served as Global Head of the Chemicals Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsor Groups. His previous experience was at ARCO Chemicals, in research, strategic planning and commercial development roles. Mr. Garcia is currently a director of Acetex Corporation and Sovereign Specialty Chemicals, Inc. and is on the advisory board of Internet Capital Group. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

Brian R. Hoesterey has served on our Board of Directors since March 2001. Mr. Hoesterey is a Managing Director of AEA Investors LLC, the successor company of AEA Investors Inc., of which he has been a Managing Director since September 2002, and had been a Director from July 1999 to September 2002. Prior to joining AEA, he was an Associate with BT Capital Partners, the private equity investment vehicle of Bankers Trust, from 1998 to 1999. Mr. Hoesterey worked for McKinsey & Co. as an Engagement Manager from 1995 to 1997 and the investment banking division of Morgan Stanley & Co. Incorporated in both New York and Hong Kong from 1989 to 1993. He is currently an officer of Sovereign Specialty Chemicals, Inc. Mr. Hoesterey obtained a bachelor of business administration degree from Texas Christian University and holds a master's degree in business administration from Harvard Business School.

William J. Lovejoy has served on our Board of Directors since March 2001. Mr. Lovejoy has been a Managing Director of DB Capital Partners, Inc., the private equity arm of Deutsche Bank AG since May 2000. Prior to joining DB Capital, he was a Principal of Lazard Capital Partners, the private equity investing affiliate of Lazard Freres & Co. LLC, from May 1999. Before joining Lazard, Mr. Lovejoy was a director of Castle Harlan, Inc., a private equity investment firm from December 1999. Prior to entering the merchant banking industry, Mr. Lovejoy was a management consultant with The Boston Consulting Group, Inc. Mr. Lovejoy obtained a bachelor of science degree in engineering from the University of Michigan and holds a master's degree in business administration from Harvard Business School.

Vincent A. Sarni has served on our Board of Directors since March 2001. Mr. Sarni retired from PPG Industries, Inc. in August 1993, concluding a 25-year career with the company, and is currently an independent consultant. He served as Chairman of the Board and Chief Executive Officer of PPG from 1984 until his retirement in 1993. Mr. Sarni is currently a director of Mueller Group, Inc. He is a former director of Amtrol, Inc., Brockway, Inc., Hershey Foods Corp., Honeywell, Inc., LTV Corporation, Mellon Bank, and PNC Financial Corp. Mr. Sarni is also a former Chairman of the Pittsburgh Pirates. Mr. Sarni holds a bachelor of science from the University of Rhode Island. He completed graduate studies in marketing at New York University Graduate School of Business and the advanced management program of Harvard Business School.

Susan C. Schnabel has served on our Board of Directors since March 2001. Ms. Schnabel has been a Managing Director in the Private Equity group of Credit Suisse First Boston since December 2000. In 1990, she joined Donaldson, Lufkin & Jenrette, Inc. and became a Managing Director in 1996. In 1997, Ms. Schnabel left DLJ to serve as Chief Financial Officer of PETsMART, a high-growth specialty retailer of pet products and supplies. She rejoined DLJ in her present capacity in 1998. Ms. Schnabel serves on the Board of Directors of DeCrane Aircraft Holdings, Inc., Environmental Systems Products Holding, Inc. and Shoppers Drug Mart. Ms. Schnabel received a bachelor of science in chemical engineering from Cornell University and holds a master's degree in business administration from Harvard Business School.

Christopher R. Clegg is our Senior Vice President, General Counsel and Secretary and has served in that capacity since March 2001. Mr. Clegg had served as Vice President-Legal for the Performance Materials Segment of Goodrich since 1999. Before assuming that position, Mr. Clegg served as Senior Corporate Counsel for Goodrich Aerospace since May 1991. Prior to joining Goodrich, Mr. Clegg was a corporate lawyer in private practice with the law firms of Squire, Sanders & Dempsey in Cleveland, Ohio from March 1988 to May 1991 and Perkins Coie in Seattle, Washington. Mr. Clegg holds a bachelor's degree in political science from the University of California at Berkeley, a master's degree in International Studies from the Johns Hopkins University School of Advanced International Studies and a law degree from the Georgetown University Law Center.

Sarah R. Coffin is our Senior Vice President and General Manager, Performance Coatings Global Business Unit and has served in that capacity since March 2001. Prior to that, Ms. Coffin served as Group President of the Performance Coatings Group for the Performance Materials Segment of Goodrich since July 1999 to March 2001. Ms. Coffin joined Goodrich in 1998 with responsibility for the Specialty Materials Group. Prior to joining Goodrich, Ms. Coffin was Vice President-Specialty Group for H.B. Fuller in St. Paul, Minnesota. Ms. Coffin spent 17 years with Borg Warner Chemicals and G.E. Plastics before joining H.B. Fuller. Ms. Coffin serves on the Board of Directors of SPX Corporation. Ms. Coffin earned a bachelor's degree in zoology from DePauw University and a master's degree in business administration in marketing from Indiana University.

Michael D. Friday is our Senior Vice President and Chief Financial Officer and has served in that capacity since March 2001. Mr. Friday had served as Vice President-Finance, Business Development and Information Technology of the Performance Materials Segment of Goodrich since March 1997. Prior to joining Goodrich, Mr. Friday spent three years at Rubbermaid Incorporated as Vice President of Finance for the Little Tikes Company, where he had responsibility for information technology, customer service and finance. Prior to joining Rubbermaid, Mr. Friday spent 20 years in the General Electric Company's financial organization. Mr. Friday holds a bachelor of science degree in business administration from the Rochester Institute of Technology.

William B. Sedlacek is our Senior Vice President and General Manager, Personal Care and Pharmaceuticals Global Business Unit and has served in that capacity since March 2001. Mr. Sedlacek had served as Group President of the Consumer Specialties Group for the Performance Materials Segment of Goodrich since 1998. Mr. Sedlacek joined Goodrich in 1977 as a product engineer in that company's international business unit. In 1988, Mr. Sedlacek moved to Brussels, Belgium, as business manager for the hydrophilics business in Europe. In 1992, Mr. Sedlacek returned to the United States as General Manager of the Hycar(R) Reactive Liquid Polymers business unit. Mr. Sedlacek was named Vice President and General Manager of the consumer specialties business unit in 1995 and promoted to Group President in 1998. Mr. Sedlacek earned a bachelor's degree in chemistry and zoology from Miami University and a master's degree in business administration from Miami University.

Kumar Shah is our Senior Vice President, Corporate and Business Development and has served in that capacity since March 2001. Prior to joining us, Mr. Shah was an independent consultant from July 2000 to May 2001. Mr. Shah served as Senior Vice President-Corporate Development of International Specialty Products Inc., a specialty chemicals firm, from March 1999 to April 2000. From 1993 to February 1999, Mr. Shah served as Vice President-Corporate Development, Investor Relations of Cytec Industries, Inc., a manufacturer of specialty materials. Mr. Shah holds a bachelor's degree in chemical engineering from the Indian Institute of Technology, a master's degree in polymer science from the Polytechnic Institute of Brooklyn and a master's degree in business administration from New York University.

Sean M. Stack is our Vice President and Treasurer and has served in that capacity since March 2001. Prior to joining us, Mr. Stack served as Vice President and Treasurer for Specialty Foods Corporation from May 1996 to December 2000. Specialty Foods filed for bankruptcy in September 2000 and emerged from bankruptcy in December 2000. Mr. Stack joined Specialty Foods as Assistant Treasurer in 1996. Prior to that he was a Vice President at ABN AMRO Bank in commercial and investment banking. Mr. Stack holds a bachelor's degree in business administration from the University of Notre Dame and a master's degree in management from Northwestern University's J.L. Kellogg Graduate School of Management.

BOARD COMMITTEE MEMBERSHIP

Our Board of Directors has two standing committees: a compensation committee and an audit committee. The compensation committee is comprised of Messrs. Lichtenberger, Dunphy and Garcia. The audit committee is comprised of Messrs. Sarni, Hoesterey and Lovejoy and Ms. Schnabel. Currently, Mr. Garcia is President and Mr. Hoesterey is a Managing Director of AEA. Mr. Lovejoy is currently a Managing Director of DB Capital Partners, Inc. Ms. Schnabel is currently a Managing Director in the Private Equity group of Credit Suisse First Boston, an affiliate of DLJ Merchant Banking. For a more detailed discussion of relationships among our stockholders, AEA, DB Capital Partners, Inc., Credit Suisse First Boston LLC and us, see "Certain Relationships and Related Transactions."

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes compensation information for our Chief Executive Officer and our four other most highly compensated executive officers for the period of March 1, 2001 through December 31, 2002.


                                            SUMMARY COMPENSATION TABLE
                                                ANNUAL COMPENSATION                    SECURITIES
                              ---------------------------------------------------------
                               FISCAL                                 OTHER ANNUAL     UNDERLYING       ALL OTHER
NAME                            YEAR     SALARY($)      BONUS($)    COMPENSATION ($)  OPTIONS(#)(1)   COMPENSATION ($)
-----------------------------------------------------------------------------------------------------------------------

Steven J. Demetriou             2002     $600,000       $ 600,000     $   61,577              0       $  26,241 (2)
Chief Executive Officer         2001      475,000 (3)     500,000        157,115 (4)     98,611         214,400
and President

Michael D. Friday               2002     $261,250       $ 255,078     $   22,040              0       $  13,306 (5)
Senior Vice President and       2001      203,400 (3)      71,250         25,620         30,000           3,476
Chief Financial Officer

Sarah R. Coffin                 2002     $291,500       $ 217,593     $   29,728            300 (6)   $  17,520 (7)
Senior Vice President and       2001      242,916 (3)      59,055         38,455         10,000           6,330
General Manager, Performance
Coatings Global Business Unit

William B. Sedlacek             2002     $238,700       $ 170,264     $   32,886            300 (6)   $  16,352 (8)
Senior Vice President and       2001      198,920 (3)      78,224         51,732         10,000           5,555
General Manager, Personal
Care and Pharmaceuticals
Global Business Unit

Christopher R. Clegg            2002     $240,000       $ 172,484     $   32,365            300 (6)   $  12,766 (9)
Senior Vice President,          2001      179,167 (3)      62,700         22,157         10,000          52,118
General Counsel and Secretary

--------------------------------

   (1) The securities underlying these option grants are shares of common stock of International.

   (2) Reflects premiums paid of $15,241 for excess liability and life insurance policies for Mr. Demetriou and a payment of $11,000 for our matching contributions under our 401(k) plan for the 2002 plan year.

   (3) We began operations on March 1, 2001. Salary amounts reflect compensation paid for fiscal year 2001. Messrs. Friday, Clegg and Sedlacek and Ms. Coffin were employed by us as of March 1, 2001.
        Mr. Demetriou began employment with us on March 15, 2001.

   (4)  Includes reimbursements of $73,000 for expenses relating to Mr.
        Demetriou's temporary housing and living expenses associated with relocation.

   (5) Reflects payment of $11,000 for our matching contributions under our 401(k) plan for the 2002 plan year and premiums paid of $2,306 for a life insurance policy for Mr. Friday.

   (6) The compensation committee of the board of directors of International approved the grant of options to purchase shares of International common stock on January 21, 2002 as follows: Ms.
        Coffin, 300; Mr. Sedlacek, 300; and Mr. Clegg, 300.

   (7) Reflects payment of $11,000 for our matching contributions under our 401(k) plan for the 2002 plan year and premiums paid of $6,520 for excess long-term disability and life insurance policies for Ms.
        Coffin.

   (8) Reflects payment of $11,000 for our matching contributions under our 401(k) plan for the 2002 plan year and premiums paid of $5,352 on excess long-term disability and life insurance policies for Mr.
        Sedlacek.

   (9) Reflects payment of $11,000 for our matching contributions under our 401(k) plan for the 2002 plan year and premiums paid of $1,766 for a life insurance policy for Mr. Clegg.


STOCK OPTIONS

The table below sets forth information concerning options to purchase shares of common stock of International to the executives listed in the Summary Compensation Table as of December 31, 2002.

                     OPTION GRANTS IN FISCAL YEAR 2002

                                                              INDIVIDUAL GRANTS (1)
                             -----------------------------------------------------------------------------------------------
                                                                                                 POTENTIAL REALIZABLE
                                NUMBER OF       % OF TOTAL                                         VALUE AT ASSUMED
                               SECURITIES         OPTIONS                                        ANNUAL RATES OF STOCK
                               UNDERLYING       GRANTED TO        EXERCISE                      PRICE APPRECIATION FOR
                                 OPTIONS       EMPLOYEES IN         PRICE       EXPIRATION          OPTION TERM (2)
    NAME                       GRANTED(#)     FISCAL YEAR(3)    ($/SHARE)(4)       DATE         5% ($)         10% ($)
    ------------------------------------------------------------------------------------------------------------------------
    Steven J. Demetriou             0                -                -              -                  -               -
    Michael D. Friday               0                -                -              -                  -               -
    Sarah R. Coffin                300             2.6%           $  128.57        2012        $   10,296      $   39,241
    William B. Sedlacek            300             2.6%              128.57        2012            10,296          39,241
    Christopher R. Clegg           300             2.6%              128.57        2012            10,296          39,241

-----------

   (1) The compensation committee of the board of directors of International approved the grant of options to purchase shares of International common stock on January 21, 2002 as follows: Ms.
        Coffin, 300; Mr. Sedlacek, 300; and Mr. Clegg, 300.

   (2) Values are based on assumed rates of annual compounded appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed rates of appreciation are established by the Commission and do not represent our estimate or projection of future stock price.

   (3) Pursuant to International's stock option plan, an aggregate of 394,444 shares of common stock of International were reserved for options to be granted to our key employees, consultants and directors. As of December 31, 2002, International had granted options to purchase 316,911 shares of its common stock, which includes 20,000 shares of common stock for options granted to certain directors of International.

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

The following table sets forth the information concerning the value of options for shares of common stock of International held by each of the executives listed in the Summary Compensation Table as of December 31, 2002.

                                          AGGREGATE OPTION EXERCISES AND OPTION VALUES
                           ---------------------------------------------------------------------------
                                                                  NUMBER OF
                                                                 SECURITIES           VALUE OF
                                                                 UNDERLYING          UNEXERCISED
                                                                 UNEXERCISED        IN-THE-MONEY
                                SHARES                             OPTIONS           OPTIONS ($)
                              ACQUIRED ON         VALUE         EXERCISABLE/        EXERCISABLE/
     NAME                     EXERCISE(#)      REALIZED($)      UNEXERCISABLE     UNEXERCISABLE(1)
     -------------------------------------------------------------------------------------------------

     Steven J. Demetriou           0                0          19,722/78,889             0/0
     Michael D. Friday             0                0           6,000/24,000             0/0
     Sarah R. Coffin               0                0            2,000/8,300             0/0
     William B. Sedlacek           0                0            2,000/8,300             0/0
     Christopher R. Clegg          0                0            2,000/8,300             0/0
-----------

   (1) There is no public trading market for shares of common stock of International. Accordingly these values of exercisable and unexercisable in-the-money options are based on the fair market value of International common stock at May 3, 2001 of $100 per share, as determined by its board of directors, and the $128.57 exercise price per share.



EMPLOYMENT AGREEMENT AND EQUITY PLANS

Employment Agreements

We have entered into an agreement with Steven J. Demetriou providing for his employment as our Chief Executive Officer for a three-year term beginning on March 15, 2001. Mr. Demetriou's minimum annual salary is $600,000. He received a signing bonus of $200,000. Mr. Demetriou is eligible for an annual performance-based bonus under the 2002 Management Incentive Plan based primarily on attainment of Noveon's actual adjusted EBITDA and working capital targets. Under this plan for 2002, Mr. Demetriou received a bonus of $600,000. For 2001, he received a guaranteed bonus of $300,000. Mr. Demetriou also received a bonus of $200,000 for the 2001 fiscal year based upon the attainment of working capital targets and the achievement of personal management objectives agreed upon by Mr. Demetriou and our compensation committee.

Mr. Demetriou purchased from International 10,000 shares of its common stock at a per share purchase price of $100 in exchange for a full recourse note of $1.0 million with a term of 10 years and an interest rate of 7% per annum. For a description of this note, see "Certain Relationships and Related Transactions."

If Mr. Demetriou's employment is terminated without cause, which includes any failure by us to extend the term of employment for successive one-year periods, or if Mr. Demetriou terminates his employment with good reason, we are required to pay or provide Mr. Demetriou (1) any unpaid portion of his annual salary and paid vacation earned through the date of termination, (2) an amount equal to Mr. Demetriou's annual salary at the time of termination for the remainder of the term of employment, provided that the amount is at least equal to three times Mr. Demetriou's annual salary at the time of termination, and (3) employee benefits for the remainder of the term, but in no event for less than two years.

If we terminate Mr. Demetriou's employment in connection with a change in control, we are required to pay or provide Mr. Demetriou (1) any unpaid portion of his annual salary and paid vacation earned through the date of termination, (2) an amount equal to Mr. Demetriou's annual salary for a period of three years, provided that Mr. Demetriou will not receive that amount if the value of his vested stock options on the date of the change in control exceeds the total value of three years of his annual salary, and
(3) employee benefits for a period of two years.

Mr. Demetriou is entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from payments or benefits received in connection with a change in control. Mr. Demetriou has the right to terminate his employment at any time on 30 days notice. Mr. Demetriou is subject to non-competition, non-solicitation and non-disclosure covenants. The non-competition covenant does not apply if Mr. Demetriou's employment is terminated by us without cause, by him with good reason, in connection with a change in control, or if we fail to extend his term of employment.

AMENDED AND RESTATED STOCK OPTION PLAN

The following paragraphs summarize the principal features of International's stock option plan. A copy of the stock option plan has been incorporated by reference as an exhibit to this Form 10-K.

In 2001, International adopted the stock option plan to provide for the grant of nonqualified stock options to key employees, consultants and directors of International and its subsidiaries (including us) and affiliates. The maximum number of shares of International common stock underlying the options available for award under the stock option plan is 394,444. If any options terminate or expire unexercised, the shares subject to such unexercised options are again available for grant.

The stock option plan is administered by a committee of the board of directors of International. Generally, the committee interprets and implements the stock option plan, grants options, exercises all powers, authority, and discretion of the board under the stock option plan, and determines the terms and conditions of option agreements, including vesting provisions, exercise price, and termination date of options.

Each option is evidenced by an agreement between an optionee and International containing such terms as the committee determines. Unless determined otherwise by the committee, 20% of the shares subject to the option vest on each of the first five anniversaries of the grant date subject to continued employment. The committee may accelerate the vesting of options at any time. Unless determined otherwise by the committee, the option price is not less than the fair market value of the underlying shares on the grant date. Generally, unless otherwise set forth in an agreement or as determined by the committee, vested options terminate 45 days after termination of employment (180 days in the event of termination by reason of death or disability).

In the event of a transaction that constitutes a change in control of International, as described in the stock option plan, unless otherwise set forth in an agreement or as determined by the committee, 50% of the unvested options held by each optionee become fully exercisable. Any remaining unvested options held by an optionee become fully exercisable upon the earlier of the first anniversary of the change in control transaction, if such optionee is then employed by us, or the date the optionee's employment is involuntarily terminated, as described in the stock option plan. In the event of specified transactions that result in holders of International common stock receiving payments or securities in respect of, or in exchange for, their International common stock that do not result in a change in control of International, as described in the stock option plan, unless otherwise set forth in an option agreement or as determined by the committee, options remain subject to the terms of the stock option plan and the applicable option agreement, and thereafter, upon exercise, optionees will be entitled to receive in respect of any option the same per share consideration received by holders of International common stock in connection with the transaction.

In the event of either of the above-described transactions, International may cancel any options unexercised as of the transaction date upon substitution of equivalent options or a payment from International to the holders of options of the difference between the fair market value of the underlying stock and the option exercise price. Options will in no event entitle the holder of the option to ordinary cash dividends payable upon the International common stock issuable upon exercise of the options.

The International stock option plan provides that the aggregate number of shares subject to the stock option plan and any option, the purchase price to be paid upon exercise of an option and the amount to be received in connection with the exercise of any option, will be automatically adjusted to reflect any stock splits, reverse stock splits or dividends paid in the form of International common stock, and equitably adjusted as determined by the committee for any other increase or decrease in the number of issued shares of International common stock resulting from the subdivision or combination of shares or other capital adjustments, or the payment of any other stock dividend or other extraordinary dividend, or other increase or decrease in the number of such shares of International common stock or any substantial sale of the assets of International.

The International board of directors may amend, alter, or terminate the stock option plan. Any board action may not adversely alter outstanding options without the consent of the optionee. The stock option plan will terminate 10 years from its effective date, but all outstanding options will remain effective until satisfied or terminated under the terms of the stock option plan.

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

                                                 YEARS OF BENEFIT SERVICE
              -------------------------------------------------------------------------------------------------
   FINAL
  AVERAGE
 EARNINGS          10           15            20           25           30            35             40
---------------------------------------------------------------------------------------------------------------

$    100,000     $ 14,021     $ 21,032      $ 28,043     $ 35,054     $ 42,064      $   49,075    $   54,825
$    125,000     $ 18,021     $ 27,032      $ 36,043     $ 45,054     $ 54,064      $   63,075    $   70,263
$    150,000     $ 22,021     $ 33,032      $ 44,043     $ 55,054     $ 66,064      $   77,075    $   85,700
$    200,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    250,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    300,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    350,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    400,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    450,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    500,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    600,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    700,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    800,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$    900,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575
$  1,000,000     $ 30,021     $ 45,032      $ 60,043     $ 75,054     $ 90,064      $  105,075    $  116,575


Earnings include salary and certain incentive payments, including annual cash bonuses, but exclude any awards under any long-term incentive plans and our matching contributions under our 401(k) plan.

The pension amounts shown above reflect an assumed Internal Revenue Code limitation on FAE taken into account under the benefit formula of $200,000 and covered compensation of $43,968. The table also assumes retirement at age 65 and the benefit being paid in the form of a five-year certain and continuous annuity with no survivor benefits.

As of December 31, 2002, Mr. Demetriou had 1.9 years of credited service; Mr. Clegg had 11.7 years of credited service and his pension benefit will be subject to an estimated offset under the Goodrich Pension Plan of $23,700; Ms. Coffin had 4.5 years of credited service and her pension benefit will be subject to such offset, estimated to be $6,600; Mr. Sedlacek had 25.1 years of credited service and his pension benefit will be subject to such offset, estimated to be $58,900; and Mr. Friday had 5.9 years of credited service and his pension benefit will be subject to such offset, estimated to be $9,800.

2002 MANAGEMENT INCENTIVE PLAN

On January 21, 2002, we adopted the 2002 Management Incentive Plan to more closely align compensation of key management employees with our performance.

Our 2002 Management Incentive Plan is administered by the compensation committee of our Board of Directors. Participants are selected and approved annually by the President and Chief Executive Officer. Incentive awards under the plan take the form of cash payments made to participants based primarily on attainment of our actual adjusted EBITDA, working capital and sales targets and are calculated based on the base salary, position and location of each participant. Any awards under the plan are entirely discretionary.

SPECIAL DEFERRED COMPENSATION PLAN

We adopted the 2001 Special Deferred Compensation Plan to provide a select group of senior managers of the Performance Materials Segment of Goodrich who became employees of Noveon the ability to defer the receipt of compensation for periods provided in the plan. Effective November 1, 2002, the plan was amended and restated, in part to permit additional senior managers to participate in the Noveon, Inc. Special Deferred Compensation Plan.

To participate in the plan, certain eligible employees make an election by executing assignment and election agreements. The election agreement states the amount of the compensation to be deferred and the date and manner in which it shall be paid to the participant. We have established a deferred account representing each participant's deferred compensation, which has been placed in a trust. Account balances are deemed to be invested among certain investment choices selected by each participant. The account balances are adjusted at least quarterly to reflect the actual performance of the selected investment allocation.

DIRECTOR COMPENSATION

Members of our Board of Directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending Board of Directors and committee meetings. Messrs. Lichtenberger, Sarni and Dunphy each receive an annual fee of $25,000 for their services as directors. Mr. Lichtenberger also received 10,000 options to purchase common shares of International. Messrs. Sarni and Dunphy each also received 5,000 options to purchase common shares of International. The other members of the Board of Directors do not receive additional compensation for their services on the Board of Directors or its committees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of December 31, 2002, the compensation committee of our Board of Directors is comprised of Messrs. Lichtenberger, Dunphy and Garcia. In addition to being the President of AEA, Mr. Garcia is also Chairman of the Board of Directors of a wholly owned subsidiary of AEA, which is the general partner of each of the partnerships that wholly own PMD Investors I LLC and PMD Investors II LLC. Mr. Garcia is also a limited partner in each of these partnerships. AEA owns approximately 43% of the common stock of International, our corporate parent. For a more detailed discussion of relationships between AEA and us see "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of our common stock is held by International. The following table sets forth information with respect to the beneficial ownership of the common stock of International by (a) any person or group who will beneficially own more than five percent of the common stock of International (b) each of our directors and executive officers and (c) all of our directors and executive officers as a group.

In the table below, unless otherwise noted, the address of the person is in care of our Company.

                                                                 PERCENTAGE OF
                                                     NUMBER       OUTSTANDING
                                                       OF           COMMON
NAME OF BENEFICIAL OWNER                             SHARES        STOCK(1)
-------------------------------------------------------------------------------

DLJ Merchant Banking Partners III, L.P.
  and related owners (2)(3)                          1,500,000        41.7%
PMD Investors II LLC (4)                             1,361,215        37.8%
DB Capital/PMD Investors, LLC (5)(6)                   500,000        13.9%
PMD Investors I LLC (7)                                188,785         5.2%
Steven J. Demetriou (8)                                 29,722         *
H. William Lichtenberger (9)(10)                         7,000         *
T. J. Dermot Dunphy (11)                                 8,000         *
John L. Garcia (9)                                           -         *
Brian R. Hoesterey (9)                                       -         *
William J. Lovejoy (12)                                      -         *
Vincent A. Sarni (13)                                    1,500         *
Susan C. Schnabel (14)                                       -         *
Christopher R. Clegg                                     3,060         *
Sarah R. Coffin                                          4,060         *
Michael D. Friday                                        7,250         *
William B. Sedlacek                                      4,560         *
Kumar Shah                                               5,500         *
Sean M. Stack                                            1,800         *
All directors and executive officers as a
  group (14 persons)                                    72,452         2.0%

----------------------
*       Represents beneficial ownership of less than one percent.

   (1) As used in this table, each person or entity with the power to vote or direct the disposition of shares is deemed to be a beneficial owner. Ownership includes the following number of options that become exercisable within 60 days of December 31, 2002: Mr. Demetriou, 19,722; Mr. Lichtenberger, 2,000; Mr. Dunphy, 1,000; Mr. Sarni, 1,000; Mr. Clegg, 2,060; Ms. Coffin, 2,060; Mr. Friday, 6,000; Mr. Sedlacek, 2,060; Mr. Shah, 4,000; and Mr. Stack, 800.
        The percentage ownerships are calculated by totaling outstanding shares of common stock and vested options that become exercisable within 60 days of December 31, 2002.

   (2) Consists of shares held by DLJ Merchant Banking Partners III, L.P.; DLJMB Funding III, Inc.; DLJ ESC II, L.P., DLJ Offshore Partners III, C.V.; DLJ Offshore Partners III-1, C.V.; DLJ Offshore Partners III-2, C.V; DLJ MB PartnersIII GmbH & Co. KG and Millennium Partners II, L.P. Investment and voting decisions on behalf of the partnerships are generally controlled by DLJ Merchant Banking III, Inc. and DLJ Merchant Banking III, L.P., as general partners or adviser and managing limited partner of the partnerships. The general partner of DLJ Merchant Banking III, L.P. is DLJ Merchant Banking III, Inc., an affiliate of Credit Suisse First Boston LLC. Most major decisions regarding investments by the partnerships and DLJMB Funding III, Inc. are made by an investment committee whose composition may change. No individual has authority to make any such decisions without the approval of the investment committee. Certain matters may also require the approval of an advisory committee comprised of limited partners that are not affiliated with DLJ Merchant Banking III, Inc.

   (3) The address for DLJ Merchant Banking Partners III, L.P. and related owners is c/o DLJ Merchant Banking, Eleven Madison Avenue, 16th Floor, New York, New York 10010.

   (4) These shares may be deemed to be beneficially owned by AEA. The managing member of PMD Investors II, LLC is PMD Investors II LP. The general partner of PMD Investors II LP is AEA PMD Investors Inc., or "AEA PMD". John L. Garcia is a Director and Chairman of the Board of AEA PMD. Brian R. Hoesterey is a Director, President and Treasurer of AEA PMD. AEA disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. The address for AEA and PMD Investors II LLC is c/o AEA Investors LLC, Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

   (5) DB Capital/PMD Investors, LLC was an indirect wholly owned subsidiary of DB Capital Partners, Inc., part of the Corporate Investments division of Deutsche Bank AG, until February 20, 2003. From February 20, 2003, DB Capital Investors, L.P., DB Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with DB Capital/PMD Investors, LLC. DB Capital Investors, L.P. is the managing member of DB Capital/PMD Investors, LLC. DB Capital Partners, L.P. is the general partner of DB Capital Investors, L.P. Existing Fund GP, Ltd. is the general partner of DB Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and a limited partner in DB Capital Partners, L.P., and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP. On February 20, 2003, MidOcean Partners, LP, and Existing Fund GP, Ltd. acquired an 80% limited partnership interest and a general partnership interest, respectively, in DB Capital Partners, L.P. from DB Capital Partners, Inc. Prior to this time, none of Existing Fund GP, Ltd., MidOcean Partners, LP or MidOcean Associates, SPC had a beneficial ownership interest in the shares.

   (6) The address for DB Capital/PMD Investors, LLC, DB Capital Investors, L.P., DB Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC is 345 Park Avenue, 16th Floor, New York, New York 10154. The address for DB Capital Partners, Inc. is 31 West 52nd Street, New York, New York 10019.

   (7) These shares may be deemed to be beneficially owned by AEA. The managing member of PMD Investors I LLC is PMD Investors I LP. The general partner of PMD Investors I LP is AEA PMD. John L. Garcia is a Director and Chairman of the Board of AEA PMD. Brian R. Hoesterey is a Director, President and Treasurer of AEA PMD. AEA disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. The address for AEA and PMD Investors I LLC is c/o AEA Investors LLC, Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

   (8) Pursuant to an employment agreement, Mr. Demetriou purchased 10,000 shares of common stock of International.

   (9) Does not include shares beneficially owned by AEA, PMD Investors I LLC and PMD Investors II LLC. Mr. Lichtenberger is a limited partner in PMD Investors I LP, the partnership that owns PMD Investors I LLC. Messrs. Garcia, Hoesterey and Lichtenberger serve on International's board of directors as designees of PMD. Messrs. Garcia and Hoesterey are limited partners in PMD Investors I LP, the partnership that owns PMD Investors I LLC and in PMD Investors II LP, the partnership that owns PMD Investors II LLC, and are officers and directors of AEA PMD, the general partner of PMD Investors I LP and PMD Investors II LP. Mr. Garcia and Mr. Hoesterey are also officers of AEA.

   (10) Includes 5,000 shares held by H. William Lichtenberger FlintTM Trust, dated July 20, 2001, which may be deemed to be beneficially owned by Mr. Lichtenberger.

   (11) Mr. Dunphy serves on International's board of directors as a designee of DLJ Merchant Banking.

   (12) Does not include shares beneficially owned by DB Capital Partners, Inc. or MidOcean Partners, LP. Mr. Lovejoy is an officer of DB Capital Partners, Inc. Mr. Lovejoy disclaims beneficial ownership of the shares owned by DB Capital/PMD Investors, LLC except to the extent of his pecuniary interest therein. The address for DB Capital Partners, Inc. is 345 Park Avenue, 16th Floor, New York, New York 10154. Mr. Lovejoy serves on our Board of Directors as a designee of MidOcean Partners, LP.

   (13) Includes 500 shares held by Ms. Sandra P. Sarni, Vincent A. Sarni's wife, which may be deemed to be beneficially owned by Mr. Sarni. Mr. Sarni serves on International's board of directors as a designee of DLJ Merchant Banking.

   (14) Does not include shares beneficially owned by DLJ Merchant Banking Partners III, L.P. and related owners. Ms. Schnabel is a managing director in the Private Equity Group of Credit Suisse First Boston, the indirect parent of DLJ Merchant Banking Partners III, L.P. and related owners. Ms. Schnabel denies beneficial ownership of these shares. Ms. Schnabel serves on International's board of directors as a designee of DLJ Merchant Banking.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

The following is a summary of the material terms of the stockholders agreement among International, PMD, DLJ Merchant Banking and DB Capital/PMD Investors, LLC dated as of November 28, 2000, as amended, and entered into with respect to the shares of International. As of December 31, 2002, PMD owns approximately 43% of the common stock of International, DLJ Merchant Banking owns approximately 42% and DB Capital owns approximately 14%.

The stockholders agreement provides PMD, DLJ Merchant Banking and DB Capital/PMD Investors, LLC with various corporate governance rights so long as specific stock ownership levels are maintained. PMD and DLJ Merchant Banking each have the right to designate three members to the board of directors of International, and to jointly designate one additional director. DB Capital/PMD Investors, LLC has the right to designate one director. The agreement also provides that International's chief executive officer will serve as a director.

Pursuant to the terms of the stockholders agreement, prior to an initial public offering, or IPO, of International, all actions approved by the board of directors require the vote of at least one director designated solely by each of AEA and DLJ Merchant Banking. After an IPO, a significant number of board actions will require the approval of a majority of the International directors, which majority must include at least one director designated by each of PMD and DLJ Merchant Banking so long as, in each case, PMD or DLJ Merchant Banking, respectively owns at least 15% of the common stock of International. Such board actions include, among other things:

     o    amending International's certificate of incorporation or by-laws;

     o entering into transactions between International and any of PMD, DLJ Merchant Banking and DB Capital/PMD Investors, LLC, with limited exceptions; and

     o causing International's liquidation, dissolution or voluntary bankruptcy.

If any of PMD, DLJ Merchant Banking or DB Capital/PMD Investors, LLC, together with their affiliates (as defined in the stockholders agreement), cease to hold at least 5% of International's common stock, such stockholder will lose its special voting rights and its right to designate directors. In addition, such stockholders will also lose these rights upon the earlier of February 28, 2011 or the date following the completion of an IPO on which such stockholders collectively cease to own at least 25% of International's common stock.

Pursuant to the stockholders agreement, AEA, Credit Suisse First Boston LLC, formerly known as Credit Suisse First Boston Corporation, ("CSFB") and Deutsche Bank Securities Inc. received advisory services fees of $8.75 million, $5.5 million and $1.75 million, respectively, from us, upon consummation of our Acquisition of the Performance Materials Segment of Goodrich in February 2001. Advisory service fees were determined by agreement among us, the arrangers of our credit facilities, AEA, DLJ Merchant Banking, DB Capital/PMD Investors, LLC, CSFB and Deutsche Bank Securities Inc.

MANAGEMENT AGREEMENTS

Pursuant to the stockholders agreement, we entered into management agreements with each of AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC. Under the management agreements, we pay AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC annual fees of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting services and for monitoring and management costs, as applicable. Since we commenced operations on March 1, 2001, we have paid $3.4 million, $1.9 million and $0.9 million to AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC, respectively, pursuant to these management agreements. Management fees were determined by agreement among us, the arrangers of our credit facilities, AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC. In addition, we agreed to indemnify AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC and their respective affiliates for liabilities arising from their actions under the management agreements.

Pursuant to the stockholders agreement, we entered into an advisory services agreement, dated as of February 5, 2001, with CSFB. Under the advisory services agreement, we pay CSFB an annual fee of $0.5 million plus reasonable out-of-pocket expenses as compensation for strategic and financial planning advisory services. Since we commenced operations on March 1, 2001, we have paid $0.9 million to CSFB pursuant to the advisory services agreement. The annual fee was determined by agreement among us, the arrangers of our credit facilities, AEA, DLJ Merchant Banking, DB Capital/PMD Investors, LLC and CSFB. In addition, we agreed to indemnify CSFB and its respective affiliates for liabilities arising from their actions under the advisory services agreement.

The fee provisions of each of the management agreements and the advisory services agreement terminate, with respect to each of AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC, upon the earlier of the third anniversary of an IPO of International common stock and the date on which either of AEA or DLJ Merchant Banking, respectively, ceases to own at least 15% of International's common stock or DB Capital/PMD Investors, LLC ceases to own at least 5% of International's common stock.

NOTE RECEIVABLE

Our Chief Executive Officer and President purchased 10,000 shares of common stock in International that he paid for with the issuance of a $1.0 million note. The note carries interest at 7% per year and has a term of 10 years. We purchased the note from International at face value and have reflected the note receivable in other assets on the balance sheet. As of December 31, 2002, the total amount outstanding on the note, including interest, was $1.1 million. The principal amount of the note, together with accrued interest, is payable upon the earliest of:

     o    the expiration of the 10-year term of the note;

     o 30 days after Mr. Demetriou's employment is terminated for any reason, other than a termination without "cause" (as defined in his employment agreement); and

     o a "change in control" of International (as defined in his employment agreement) or the receipt of proceeds by Mr. Demetriou from the sale of shares of International's common stock (provided that Mr. Demetriou will only be obligated to repay that amount of the note that is equal to the amount of proceeds received from each such sale of shares until all amounts due under the note are repaid in full), and, in either case, a termination of Mr. Demetriou's employment by us without cause or by Mr. Demetriou with good reason.

RECEIVABLE FROM INTERNATIONAL

International incurred $1.2 million in expenses and fees associated with International's attempted public offering. We paid for these amounts on behalf of International. These amounts may be paid to the Company out of the proceeds of a completed public offering by International.

TAX SHARING AGREEMENT

We and International are parties to a tax sharing agreement pursuant to which International files a consolidated federal income tax return with us and our domestic affiliated subsidiaries, and the federal income tax liability of us and our domestic affiliated subsidiaries is included in the International consolidated federal income tax liability. Under the tax sharing agreement, we and our domestic subsidiaries will make periodic tax payments to International which generally are determined as though we and International file separate returns. Under applicable tax law, which provides that each member of a consolidated group is jointly and severally liable for the income tax liability of each member of the consolidated group, we could be held liable for the taxes of International even if they fail to make the payments required under the tax sharing agreement.

MANAGEMENT STOCKHOLDERS AGREEMENT

We, International, AEA, DLJ Merchant Banking and DB Capital/PMD Investors, LLC entered into a management stockholders agreement on October 31, 2001 with International's executive officers who hold shares of International common stock. The agreement restricts the transfer of shares held by these executive officers except in certain circumstances. These transfer restrictions expire on the earlier of a sale of International or the second anniversary of an IPO of International common stock. Under this agreement, International has the right to repurchase the shares of common stock if the executive officer is no longer employed by International.

CREDIT FACILITIES

Credit Suisse First Boston, an affiliate of DLJ Merchant Banking, and Deutsche Bank Securities Inc., which was an affiliate of DB Capital/PMD Investors, LLC through February 20, 2003, are joint lead arrangers and joint book managers under our credit facilities. Deutsche Bank Trust Company Americas, which was an affiliate of DB Capital/PMD Investors, LLC through February 20, 2003, is administrative agent and a lender and Credit Suisse First Boston is syndication agent and a lender under our credit facilities and they receive fees customary for performing these services and interest on such indebtedness.

SENIOR SUBORDINATED NOTES

On February 28, 2001, CSFB, an affiliate of DLJ Merchant Banking, and Deutsche Bank Securities Inc., which was an affiliate of DB Capital/PMD Investors, LLC through February 20, 2003, were initial purchasers of $275.0 million aggregate principal amount of our senior subordinated notes, which they purchased at an aggregate purchase price, net of underwriting fees, of $266.8 million.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. We have established a formal Disclosure Committee comprised of members of operational and functional management. The Disclosure Committee reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A) (1) LIST OF FINANCIAL STATEMENTS

          See Index to Consolidated Financial Statements on page F-1. for the financial statements of Noveon, Inc. and its subsidiaries, and the auditor's report thereon.

      (A) (2) LIST OF FINANCIAL STATEMENT SCHEDULES

          All financial statement schedules for Noveon, Inc. and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

      (A) (3) LIST OF EXHIBITS

          See Exhibits Index on Page E-1.

      (B) REPORTS ON FORM 8-K

          October 31, 2002--The Registrant filed a Current Report of Form 8-K, which was reported under Item 5, Other Events and Item 7, Financial Statements and Exhibits with respect to a press release containing information about an amendment to its credit agreement.

          November 14, 2002--The Registrant filed a Current Report on Form 8-K, which was reported under Item 5, Other Events and Item 7, Financial Statements and Exhibits with respect to a press release containing its financial results for the third quarter of 2002.

          No other reports on Form 8-K were filed during the fourth quarter of 2002.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 28, 2003          By: /s/ Christopher R. Clegg
                                      -----------------------------------------
                                       Christopher R. Clegg
                                       Senior Vice President, General Counsel
                                         and Secretary


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


SIGNATURE                              TITLE                              DATE

/s/ H. William Lichtenberger           Chairman and Director              February 28, 2003
------------------------------------
H. William Lichtenberger

/s/ Steven J. Demetriou                Director, Chief Executive          February 28, 2003
------------------------------------   Officer and President
Steven J. Demetriou                    (Principal Executive Officer)

/s/ T. J. Dermot Dunphy                Director                           February 28, 2003
------------------------------------
T.J. Dermot Dunphy

/s/ Vincent A. Sarni                   Director                           February 28, 2003
------------------------------------
Vincent A. Sarni

/s/ John L. Garcia                     Director                           February 28, 2003
------------------------------------
John L. Garcia

/s/ Brian R. Hoesterey                 Director                           February 28, 2003
------------------------------------
Brian R. Hoesterey

/s/ Susan C. Schnabel                  Director                           February 28, 2003
------------------------------------
Susan C. Schnabel

/s/ William J. Lovejoy                 Director                           February 28, 2003
------------------------------------
William J. Lovejoy

/s/ Michael D. Friday                  Senior Vice President and          February 28, 2003
------------------------------------   Chief Financial Officer
Michael D. Friday                      (Principal Financial Officer)

/s/ Sean M. Stack                      Vice President and Treasurer       February 28, 2003
------------------------------------
Sean M. Stack

/s/ Scott A. McKinley                  Vice President and Controller      February 28, 2003
------------------------------------   (Principal Accounting Officer)
Scott A. McKinley


                          FORM 10-K CERTIFICATIONS

I, Steven J. Demetriou, the Chief Executive Officer of Noveon, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Noveon, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 28, 2003           /s/ Steven J. Demetriou
                                   --------------------------------------------
                                   Steven J. Demetriou
                                   President and Chief Executive Officer

I, Michael D. Friday, the Chief Financial Officer of Noveon, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of Noveon, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003           /s/ Michael D. Friday
                                   --------------------------------------------
                                   Michael D. Friday
                                   Senior Vice President and Chief Financial
                                      Officer

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
          REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

We have not sent any annual reports to security holders covering the year ended December 31, 2002. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any meeting of security holders and will not be doing so subsequent to the filing of this Annual Report on Form 10-K.

                               EXHIBIT INDEX

   EXHIBIT
    NUMBER                                            EXHIBIT DESCRIPTION*
--------------------------------------------------------------------------------------------------------------------

 2.1      Agreement for Sale and Purchase of Assets, dated as of November 28, 2001, by and between The
          B.F.Goodrich Company and PMD Group Inc., filed on May 29, 2001 as Exhibit 2.1 to our Registration
          Statement on Form S-4 (Commission File No. 333-61812) ("Registration Statement No. 333-61812"), and
          incorporated herein by reference.+
 3.1      Corrected Restated Certificate of Incorporation of Noveon, Inc., filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
 3.2      Amended and Restated By-Laws of Noveon, Inc., filed as Exhibit 3.2 to Form 10-K for the year ended
          December 31, 2001, and incorporated herein by reference.
 4.1      Indenture, dated February 28, 2001, by and between PMD Group Inc., the Guarantors party thereto and
          Wells Fargo Bank Minnesota, National Association, as trustee, filed as Exhibit 4.1 to Registration
          Statement No. 333-61812, and incorporated herein by reference.
 4.2      Forms of 11% Senior Subordinated Notes due 2011, Series A Notes (contained in Exhibit 4.1 as
          Exhibit A and B thereto, respectively), filed as Exhibit 4.2 to Registration Statement No.
          333-61812, and incorporated herein by reference.
 4.3      Form of Guarantee (contained in Exhibit 4.1 as Exhibit E thereto), filed as Exhibit 4.3 to
          Registration Statement No. 333-61812, and incorporated herein by reference.
 4.4      Registration Rights Agreement, dated February 28, 2001, by and between PMD Group Inc., the
          Guarantors party thereto, Credit Suisse First Boston and Deutsche Banc Alex. Brown, filed as Exhibit
          4.4 to Registration Statement No. 333-61812, and incorporated herein by reference.
10.1      Amended and Restated Management Agreement, dated June 26, 2001, between Noveon, Inc. and DLJ
          Merchant Banking III, Inc., filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.
10.2      Management Agreement, dated February 5, 2001, between PMD Group Inc. and DB Capital/PMD Investors,
          LLC, filed as Exhibit 10.2 to Registration Statement No. 333-61812, and incorporated herein by reference.
10.3      Management Agreement, dated February 5, 2001, between PMD Group Inc. and AEA Investors Inc, filed as
          Exhibit 10.3 to Registration Statement No. 333-61812, and incorporated herein by reference.
10.4      Advisory Services Agreement, dated as of February 5, 2001, by and between PMD Group Inc. and Credit
          Suisse First Boston Corporation, filed as Exhibit 10.4 to Registration Statement No. 333-61812, and
          incorporated herein by reference.+
10.5      Credit Agreement by and among PMD Group Inc., PMD Group Holdings Inc., Bankers Trust Company and
          Credit Suisse First Boston, dated as of February 28, 2001, filed as Exhibit 10.5 to Registration
          Statement No. 333-61812, and incorporated herein by reference.+
10.6      First Amendment to Credit Agreement by and among Noveon International, Inc., Noveon, Inc., Deutsche
          Bank Trust Company Americas, Credit Suisse First Boston and the financial institutions signatory thereto dated as of October 31, 2002.
10.7      Tax Sharing Agreement by and between PMD Group Holdings Inc. and PMD Group Inc., dated as of
          February 28, 2001, filed as Exhibit 10.6 to Registration Statement No. 333-61812, and incorporated herein by reference.
10.8      Settlement Agreement and Release between Goodrich Corporation and Noveon, Inc. dated June 28, 2002, filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
10.9      Employment Agreement, dated March 9, 2001, between PMD Group Holdings Inc., PMD Group Inc., and
          Steven J. Demetriou, filed as Exhibit 10.8 to Registration Statement No. 333-61812, and incorporated herein by reference.+
10.10     Noveon Holdings, Inc. Amended and Restated Stock Option Plan, filed as Exhibit 10.8 to Form 10-K for year ended December 31, 2001, and incorporated herein by reference.
10.11     Noveon, Inc. Special Deferred Compensation Plan (First Restatement effective
          November 1, 2002).
10.12     Noveon, Inc. 2002 Management Incentive Plan, filed as Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2002, and incorporated herein by reference.+
10.13     Promissory Note dated November 30, 2001 between Steven J. Demetriou as maker and Noveon Holdings,
          Inc. as payee.
10.14     Security Agreement dated November 30, 2001 between Steven J. Demetriou as pledgee and Noveon
          Holdings, Inc. as pledgor.
10.15     Assignment effective as of November 30, 2001 between Noveon Holdings, Inc. as assignor and Noveon,
          Inc. as assignee.
21.1      Subsidiaries of the Company.
24.1      Powers of Attorney (included in the signature pages to this Form 10-K).
99.1      Cautionary Statements Regarding Forward-Looking Statements.

--------------------

+ We agree to furnish supplementary to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 601(b)(2) of Regulation S-K.

* Copies of these Exhibits have been filed with the Commission. Security holders may obtain a copy of any exhibit, upon payment of reproduction costs, by writing Noveon Investor Relations, at 9911 Brecksville Road,
   Cleveland, Ohio 44141-3257.





                                Noveon, Inc.
                      Year Ended December 31, 2002 and
                Period of Ten Months Ended December 31, 2001
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)
                Period of Two Months Ended February 28, 2001
                      and Year Ended December 31, 2000

                     Consolidated Financial Statements

                                   INDEX

Reports of Independent Auditors............................................F-2

Consolidated Financial Statements

Consolidated Statement of Operations for the year ended
  December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended
  December 31, 2000........................................................F-5
Consolidated Balance Sheet as of December 31, 2002 and 2001................F-6
Consolidated Statement of Cash Flows for the year ended
  December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended
  December 31, 2000........................................................F-7
Consolidated Statement of Stockholder's Equity for the year ended
  December 31, 2002 and the ten months ended December 31, 2001 and the Consolidated Statement of BFGoodrich Investment for
  the two months ended February 28, 2001 and the year ended
  December 31, 2000........................................................F-8
Notes to Consolidated Financial Statements.................................F-9

                       Report of Independent Auditors

Board of Directors of
Noveon, Inc.

We have audited the accompanying consolidated balance sheet of Noveon, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2002 and the ten months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noveon, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 and the ten months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note I to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                            /s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2003

                       Report of Independent Auditors

Board of Directors of
Noveon, Inc.

We have audited the accompanying consolidated statements of operations, BFGoodrich investment and cash flows of BFGoodrich Performance Materials (as defined in Note A) (a segment of The BFGoodrich Company) for the two months ended February 28, 2001. These financial statements are the responsibility of the management of Noveon, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of BFGoodrich Performance Materials for the two months ended February 28, 2001, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

Cleveland, Ohio
September 5, 2002

                       Report of Independent Auditors

Board of Directors of
The BFGoodrich Company

We have audited the accompanying consolidated statements of operations, BFGoodrich investment, and cash flows of BFGoodrich Performance Materials (as defined in Note A) (a segment of The BFGoodrich Company) for the year ended December 31, 2000. These financial statements are the responsibility of the management of The BFGoodrich Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BFGoodrich Performance Materials (as defined in Note A) for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            /s/ Ernst & Young LLP

Charlotte, North Carolina
February 12, 2001, except for the information related to the years ended December 31, 2000 included in Note V, as to which the date is May 23, 2001

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                    Consolidated Statement of Operations
                           (dollars in millions)

                                                            BFGOODRICH
                                   NOVEON, INC.         PERFORMANCE MATERIALS
                               ---------------------    ---------------------
                                          TEN MONTHS     TWO MONTHS
                               YEAR ENDED    ENDED          ENDED    YEAR ENDED
                               DECEMBER 31 DECEMBER 31  FEBRUARY 28  DECEMBER 31
                                 2002       2001           2001        2000
                               ---------------------    ---------------------

SALES                            $1,069.3   $ 876.4       $ 187.0    $1,167.7
Cost of sales                       726.8     628.1         137.3       819.5
                               ---------------------    ---------------------

GROSS PROFIT                        342.5     248.3          49.7       348.2
Selling and administrative
  expenses                          201.6     160.5          35.2       201.1
Amortization expense                 13.9      26.5           4.0        24.4
Restructuring and
  consolidation costs                 6.1       3.1           -          40.5
                               ---------------------    ---------------------

OPERATING INCOME                    120.9      58.2          10.5        82.2
Interest (expense) income-net       (75.6)    (73.5)          0.6         4.4
Other (expense) income-net           (2.4)     (0.7)         (1.5)       (0.4)
                               ---------------------    ---------------------
Income (loss) before
  income taxes                       42.9     (16.0)          9.6        86.2
Income tax expense                   (8.2)     (4.6)         (4.0)      (35.9)
                               ---------------------    ---------------------
NET INCOME (LOSS)                 $  34.7   $ (20.6)      $   5.6     $  50.3
                               =====================   ======================


See notes to consolidated financial statements.

                                Noveon, Inc.

                         Consolidated Balance Sheet
                (dollars in millions, except share amounts)

                                                             DECEMBER 31
                                                           2002       2001
                                                        -----------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $  79.5    $ 120.0
Accounts and notes receivable, net of allowances
  ($9.0 and $8.7 at December 31, 2002
  and 2001, respectively)                                    135.7      133.8
Inventories                                                  144.1      140.2
Prepaid expenses and other current assets                      7.2        4.5
                                                        -----------------------
TOTAL CURRENT ASSETS                                         366.5      398.5

Property, plant and equipment--net                           670.7      672.5
Goodwill                                                     365.5      346.9
Technology intangible assets--net                            139.7      148.2
Other identifiable intangible assets--net                     42.4       43.8
Receivable from Parent                                         1.2         -
Other assets                                                  43.1       51.9
                                                        -----------------------
TOTAL ASSETS                                              $1,629.1   $1,661.8
                                                        =======================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Short-term bank debt                                       $   0.4    $   1.3
Accounts payable                                             111.2       97.1
Accrued expenses                                              70.6       74.2
Income taxes payable                                           5.3        1.0
Current maturities of long-term debt                           -         23.2
                                                        -----------------------
TOTAL CURRENT LIABILITIES                                    187.5      196.8

Long-term debt                                               847.1      876.2
Postretirement benefits other than pensions                    5.8        5.3
Accrued pensions                                              34.9       32.8
Deferred income taxes                                         18.1       24.6
Accrued environmental                                         18.2       20.7
Other non-current liabilities                                 17.8        9.2

STOCKHOLDER'S EQUITY

Common stock ($.01 par value, 1,000 shares authorized,
  1 share issued and outstanding at December 31, 2002
  and 2001, respectively)                                      -          -
Paid in capital                                              498.0      527.0
Retained deficit                                              (1.9)     (20.6)
Accumulated other comprehensive income (loss)                  3.6      (10.2)
                                                        -----------------------
Total stockholder's equity                                   499.7      496.2
                                                        -----------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $1,629.1   $1,661.8
                                                        =======================

See notes to consolidated financial statements.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

                    Consolidated Statement of Cash Flows
                           (dollars in millions)

                                                                      BFGOODRICH
                                             NOVEON, INC.         PERFORMANCE MATERIALS
                                         ---------------------    ---------------------
                                                    TEN MONTHS     TWO MONTHS
                                         YEAR ENDED    ENDED          ENDED    YEAR ENDED
                                         DECEMBER 31 DECEMBER 31  FEBRUARY 28  DECEMBER 31
                                           2002       2001           2001        2000
                                         ---------------------    ---------------------
OPERATING ACTIVITIES

Net income (loss)                        $ 34.7      $(20.6)       $  5.6       $ 50.3
Adjustments to reconcile net income
  (loss) to net cash
  provided (used) by operating
  activities:

    Consolidation costs:
      Expenses                              6.1         3.1            -          40.5
      Payments                             (8.5)      (11.8)         (2.0)        (4.9)
    Depreciation and amortization          84.7        83.0          14.4         86.7
    Deferred income taxes                  (0.6)        0.4          (5.2)        (1.2)
    Debt issuance cost amortization
      in interest expense                   5.6         6.8            -           -
    Change in assets and liabilities,
      net of effects of
      acquisitions and dispositions of
      businesses:
       Receivables                          2.2        45.9          (7.2)        (1.5)
       Inventories                          3.4        35.8          (3.1)        (2.8)
       Other current assets                (2.6)        0.9          (0.1)         1.9
       Accounts payable                     9.2        (4.0)        (16.8)        (1.0)
       Accrued expenses                    (0.7)       13.4           5.7          1.5
       Income taxes payable                 5.4         -           (27.9)         5.2
       Other non-current assets and
        liabilities                         4.0         1.0           5.0          6.2
                                       -----------------------    -----------------------
Net cash provided (used) by operating
  activities                              142.9       153.9         (31.6)       180.9

INVESTING ACTIVITIES
 Purchases of property, plant and
  equipment                               (52.3)      (28.5)         (7.6)       (64.0)
 Proceeds from sale of property and
  business                                  -           0.9            -           0.3
 Payments made in connection with
  acquisitions,
  net of cash acquired                    (27.4)   (1,191.1)           -         (11.6)
                                       -----------------------    -----------------------
Net cash (used) by investing
  activities                              (79.7)   (1,218.7)         (7.6)       (75.3)

FINANCING ACTIVITIES

 Decrease in short-term debt               (0.2)      (25.8)         (3.7)       (11.3)
 Proceeds from issuance of long-term
   debt                                     -         910.0           -            -
 Repayments of long-term debt             (63.9)       (8.5)          -           (0.3)
 Proceeds from sale of receivables,
   net                                      2.2        (1.9)          0.5         (1.9)
 Debt issuance costs                       (0.6)      (44.4)          -            -
 Equity contribution from stockholder       -         355.0           -            -
 Dividend to Parent                       (45.0)        -             -            -
 Transfers from (to) BFGoodrich             -           -            40.7        (86.7)
                                       -----------------------    -----------------------
Net cash (used) provided by financing
  activities                             (107.5)    1,184.4          37.5       (100.2)

Effect of exchange rate changes on
  cash and cash equivalents                 3.8         0.4            -          (0.3)
                                       -----------------------    -----------------------
Net (decrease) increase in cash and
  cash equivalents                        (40.5)      120.0          (1.7)         5.1
Cash and cash equivalents at
  beginning of period                     120.0         -            15.7         10.6
                                       -----------------------    -----------------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                               $   79.5     $ 120.0       $  14.0      $  15.7
                                       =======================    =======================

See notes to consolidated financial statements.


                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

  Consolidated Statement of Stockholder's Equity and BFGoodrich Investment
                           (dollars in millions)


                                                           BFGOODRICH
                                                      PERFORMANCE MATERIALS
                                                    --------------------------
                                                    TWO MONTHS
                                                       ENDED     YEAR ENDED
                                                    FEBRUARY 28  DECEMBER 31
                                                       2001         2000
                                                    --------------------------
BFGOODRICH INVESTMENT

BEGINNING OF PERIOD                                   $  910.4    $  950.9
Net income                                                 5.6        50.3
Cumulative translation adjustment                          2.6        (4.1)
                                                    --------------------------
Comprehensive income                                       8.2        46.2
Net transfers from (to) BFGoodrich                        40.7       (86.7)
                                                    --------------------------
END OF PERIOD                                         $  959.3    $  910.4
                                                    ==========================


                                                       ACCUMULATED
                                                          OTHER
                            COMMON   PAID IN  RETAINED COMPREHENSIVE
                             STOCK   CAPITAL  DEFICIT  INCOME (LOSS)   TOTAL
                            --------------------------------------------------
STOCKHOLDER'S
  EQUITY-NOVEON, INC.
OPENING BALANCE AT
  MARCH 1, 2001               $  -     $  -     $ -        $  -       $  -
Equity contribution from
  stockholder                    -      527.0     -           -        527.0
Comprehensive loss:
  Net loss                       -        -     (20.6)        -        (20.6)
  Net change in fair value
    of cash flow hedges          -        -       -          (5.7)      (5.7)
  Cumulative translation
    adjustment                   -        -       -          (4.5)      (4.5)
                                                                    ----------
Total comprehensive loss                                               (30.8)
                            --------------------------------------------------
BALANCE AT DECEMBER 31,          -      527.0   (20.6)      (10.2)     496.2
  2001

Dividend to Parent               -      (29.0)  (16.0)        -        (45.0)
Comprehensive income:
  Net income                     -        -      34.7         -         34.7
  Net change in fair value
    of cash
    flow hedges                  -        -       -          (9.0)      (9.0)
  Cumulative translation
    adjustment                   -        -       -          22.8       22.8
                                                                    ----------
Total comprehensive income       -                                      48.5
                            --------------------------------------------------
BALANCE AT DECEMBER 31,
  2002                        $  -     $498.0   $(1.9)   $    3.6     $499.7
                            ==================================================


See notes to consolidated financial statements.

                                Noveon, Inc.
                        Year Ended December 31, 2002
              and Period of Ten Months Ended December 31, 2001
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)
                Period of Two Months Ended February 28, 2001
                      and Year Ended December 31, 2000

                 Notes to Consolidated Financial Statements

A.   ORGANIZATION AND ACQUISITION

Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of the Performance Materials (the "Predecessor Company" or "Performance Materials") Segment of The BFGoodrich Company ("Goodrich"), now known as Goodrich Corporation, (the "Acquisition"). The Company is a wholly owned subsidiary of Noveon International, Inc. ("International" or "Parent").

International was organized for the purpose of owning all of the common stock of the Company and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA Investors Inc.
(AEA), DLJ Merchant Banking Partners III, L.P. and affiliates (DLJ Merchant Banking) and DB Capital Partners, Inc. (DB Capital). International has no independent operations or investments other than its investment in the Company. International has made an equity contribution of $527.0 million to the Company comprised of $355.0 million in cash and $172.0 million from the seller note that International issued to a subsidiary of Goodrich in connection with the Company's Acquisition of the Predecessor Company. The seller note bears interest at an initial rate of 13% payable semiannually in cash or additional notes at the option of International and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. International may be dependent on the cash flows of the Company to repay the seller note upon maturity in 2011. At December 31, 2002, there was $145.2 million outstanding on the seller note.

The Acquisition of the Predecessor Company was recorded under the purchase method of accounting. The purchase price before fees and expenses, totaling $21.4 million, was $1,386.5 million and consisted of cash of $1,167.1 million, assumption of debt and liabilities of $32.9 million, net of cash acquired, and a $172.0 million equity contribution resulting from the seller note of International issued to Goodrich.

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

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


A.   ORGANIZATION AND ACQUISITION (CONTINUED)

The Acquisition of the Predecessor Company from Goodrich was financed through term loan borrowings under the Company's credit facilities, proceeds from the offering of senior subordinated notes, and the $527.0 million equity contribution from International. The proceeds from the credit facilities included $125.0 million on the six-year Term Loan A facility and $510.0 million on the seven and one-half year Term Loan B facility. The proceeds from the 11% Senior Subordinated Notes due 2011 were $275.0 million.

The assets acquired and liabilities assumed of the Predecessor Company have been recorded at fair values. The deferred income taxes provided in the purchase price allocation are attributed to the tax effects of differences between the assigned values and the tax basis of assets acquired (except for certain goodwill which is non-deductible for tax purposes) and liabilities assumed.

As of the Acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Management completed this assessment and finalized the components of the plan, including exiting certain non-core product lines and investments and undertaking efficiency and productivity initiatives at selected locations. The assets have been adjusted to fair values through purchase accounting. Included in the purchase price allocation is a $12.9 million accrual for termination benefits and exit costs related to the components of the plan.

The following unaudited pro forma data summarize the results of operations for the years ended December 31, 2001 and 2000 as if the Company had been acquired as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the Acquisition. Adjustments to interest expense, goodwill amortization and income taxes related to the Acquisition are reflected in the pro forma data. In addition, the results of textile dyes, which were not part of the Acquisition, are excluded from the pro forma results. These pro forma amounts do not purport to be indicative of the results that would have actually been attained if the Acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

   (IN MILLIONS)                                      2001         2000
   --------------------------------------------------------------------------

   Net sales                                        $1,062.3    $1,152.0
   Operating income                                     66.2        92.1
   Net income (loss)                                   (29.3)        3.9

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

During the two months ended February 28, 2001 and the year ended December 31, 2000, Performance Materials was allocated $0.8 million and $6.1 million in costs from Goodrich, respectively. Certain costs, such as employee benefits, legal and executive compensation, were specifically attributed to Performance Materials. These costs amounted to $0.5 million and $3.2 million for the two months ended February 28, 2001 and the year ended December 31, 2000. Certain costs, such as the corporate aircraft, tax, accounting, and other corporate shared services, were allocated to Performance Materials primarily based on estimates of the time spent on Performance Materials matters. These costs amounted to $0.3 million and $2.9 million for the two months ended February 28, 2001 and the year ended December 31, 2000, respectively. Performance Materials also participated in certain benefit plans of Goodrich, the cost of which was allocated to Performance Materials and is included in the accompanying financial statements but is not reflected in the amounts above. Management of the Predecessor Company believes these allocations are reasonable.

The results for the Predecessor Company are not necessarily comparable to those of the Company because of the exclusion of certain businesses from the Acquisition and changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the Acquisition.

Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly owned subsidiary of International.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


C.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its majority-owned subsidiaries. Investments in 20%-owned to 50%-owned affiliates are accounted for using the equity method. Equity in earnings (losses) from these businesses is included in other income (expense)-net. Intercompany accounts and transactions are eliminated.

REVENUE AND INCOME RECOGNITION

Revenue from the sale of products is recognized at the point of passage of title, which is at the time of shipment or consumption by the customer for inventory on consignment. The Company requires that persuasive evidence of a revenue arrangement exists, delivery of product has occurred or services have been rendered, the price to the customer is fixed and determinable and collectibility is reasonably assured before revenue is realized and earned. Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer claims, returns and allowances and discounts are accrued based on our history of claims and sales returns and allowances. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase.

INVENTORIES

Inventories are stated at the lower of cost or market. The elements of inventory cost include raw materials and labor and manufacturing overhead costs attributed to the production process. Most domestic inventories are valued by the last-in, first-out (LIFO) cost method. Inventories not valued by the LIFO method are valued principally by the average cost method. The Company provides for allowances for excess and obsolete inventory based on the age and quality of the Company's products.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


C.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Property, plant and equipment of the Predecessor Company and property, plant and equipment purchased subsequent to the Acquisition, including amounts recorded under capital leases, are recorded at cost. Appraisals of fair value were obtained for property, plant and equipment acquired in the Acquisition. Depreciation and amortization are computed principally using the straight-line method over the following estimated useful lives: buildings and improvements, 15 to 40 years; machinery and equipment, 5 to 15 years. Repairs and maintenance costs are expensed as incurred.

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

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and was amortized by the straight-line method over 20 years through December 31, 2001. See Note I for an additional discussion of the impairment tests performed in 2002 related to goodwill.

Impairment of long-lived assets, other than goodwill, is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the estimate of undiscounted cash flows over the remaining estimated useful life of the assets are less than the carrying value of the assets. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

DEBT ISSUANCE COSTS

Costs associated with the issuance of the Company's credit facilities and senior subordinated notes have been capitalized in other assets in the consolidated balance sheet and are being amortized using the interest method over the life of the related agreements ranging in periods of six through ten years.

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

DERIVATIVE AND HEDGING ACTIVITIES

Effective January 1, 2001, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was adopted. SFAS No. 133 requires companies to recognize their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

As required by the credit agreement, the Company has entered into interest rate swap agreements (cash flow hedges) to limit its exposure to interest rate fluctuations on $180.0 million of the outstanding principal of the Company's Term Loans through 2005. These agreements require the Company to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. For the year ended December 31, 2002, the Company recorded $6.5 million of interest expense as a result of these swap agreements. At December 31, 2002 and 2001, the fair value of these swap arrangements, included in other non-current liabilities, totaled approximately $14.7 million and $5.7 million, respectively. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss, net of the related tax benefit.

The Company entered into currency forward exchange contracts, totaling $10.3 million and $10.5 million at December 31, 2002 and 2001, respectively, to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts at December 31, 2002 and 2001 was not material to the Company's results of operations, cash flow or financial position.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


C.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the year ended December 31, 2002 and ten months ended December 31, 2001, the Company recognized $10.1 million of net losses and 2.1 million of net gains, respectively, included in the cumulative translation adjustment related to the foreign denominated floating rate debt.

STOCK-BASED COMPENSATION

As more fully described in Note S, the Company's Parent has a stock option plan in which certain eligible employees of the Company participate. The Company and the Predecessor Company account for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               BFGOODRICH
                                                              PERFORMANCE
                                          NOVEON, INC.         MATERIALS
                                    ----------------------------------------
                                                 TEN MONTHS
                                    YEAR ENDED      ENDED      YEAR ENDED
                                    DECEMBER 31  DECEMBER 31  DECEMBER 31
                                       2002         2001          2000
   -------------------------------------------------------------------------

   Net income (loss) as reported      $   34.7       $(20.6)      $ 50.3
   Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     based method for all awards,
     net of related tax effects           (1.7)        (1.0)        (0.8)
                                    ----------------------------------------
   Pro forma net income (loss)        $   33.0       $(21.6)      $ 49.5
                                    ========================================

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

RESEARCH AND DEVELOPMENT EXPENSE

The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 were $24.1 million, $18.2 million, $4.3 million and $32.9 million, respectively.

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

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


C.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company is required to adopt this Statement by January 1, 2003. However, management has not yet determined the effect of this Statement on the Company's consolidated financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (i.e., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Company adopted this Statement effective January 1, 2002. The effect of adoption had no impact on the Company's consolidated financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." In most cases, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company adopted the Statement during the second quarter of 2002, the effect of which had no impact on the Company's consolidated financial position or results of operations.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


C.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has included these disclosures for the year ended December 31, 2002.

D.   ACQUISITIONS

The following acquisitions of the Company and Predecessor Company were recorded using the purchase method of accounting. Their results of operations have been included in the Company's results since their respective dates of acquisition.

During 2002, the Consumer Specialties segment purchased certain tangible assets of a Latin American personal care and pharmaceutical distributor; certain assets, technology, and other intellectual property from a dispersions business; and certain assets, technology and other intellectual property related to aroma chemicals. During 2002, the Performance Coatings segment purchased certain tangible assets and technology of a textile coatings business. During 2002, the Specialty Materials segment acquired the common stock of Gemoplast SA, which is a business located in Lyon, France engaged in the conception, production and marketing of plastic alloys. The total cash paid for these 2002 acquisitions was $11.9 million.

During 2001, the Company acquired certain intellectual property and tangible assets as an addition to the Company's TempRite(R) product family within the Specialty Materials segment for $3.6 million.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


D.   ACQUISITIONS (CONTINUED)

During 2000, Performance Materials acquired the intellectual property related to two businesses in our Consumer Specialties segment. Total consideration aggregated $11.6 million, of which $10.2 million represented goodwill and other intangible assets.

E.   RESTRUCTURING AND CONSOLIDATION COSTS

To improve productivity in the electronics industry-related product lines, during 2002, the Company announced the consolidation of its static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual is summarized below:

                           BALANCE                            BALANCE
                          JANUARY 1                         DECEMBER 31
   (IN MILLIONS)            2002      PROVISION   ACTIVITY      2002
   -----------------------------------------------------------------------

   Personnel-related
     costs                   $ -          $ 0.1      $(0.1)      $  -
   Facility closure
     costs                     -            1.1       (0.9)        0.2
   Relocation and
     restructuring
     expense                   -            0.1       (0.1)         -
                        --------------------------------------------------
                             $ -          $ 1.3      $(1.1)      $ 0.2
                        ==================================================

In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company has reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company will be eliminating approximately 440 positions. Approximately 92% of the affected employees have left their positions as of December 31, 2002. In conjunction with this restructuring plan, the Company recorded net consolidation costs of $4.7 million in 2002 consisting of $1.2 million in personnel-related costs associated with the closing of a plant in England and $3.5 million of other restructuring related expenses. The restructuring accrual has been reduced by $1.6 million, which represents a revision of prior estimates recorded at the date of the Acquisition, with a corresponding reduction in goodwill.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


E.   RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

The restructuring accrual at December 31, 2001 and 2002 is summarized below:

                              ACQUISITION
                                 DATE                               BALANCE
                             BALANCE SHEET                        DECEMBER 31
   (IN MILLIONS)               LIABILITY   PROVISION   ACTIVITY      2001
   -----------------------------------------------------------------------------

   Personnel-related costs       $ 11.6        $ -       $ (5.6)      $ 6.0
   Facility closure costs           1.3          -         (0.6)        0.7
   Relocation and
     restructuring expense          -            1.2       (1.2)        -
                             ---------------------------------------------------
                                 $ 12.9        $ 1.2     $ (7.4)      $ 6.7
                             ===================================================

                                                      ADJUSTMENT
                         BALANCE                          TO        BALANCE
                        JANUARY 1                     ACQUISITION DECEMBER 31
   (IN MILLIONS)          2002    PROVISION ACTIVITY     COST        2002
   ----------------------------------------------------------------------------

   Personnel-related
     costs                 $  6.0    $ 1.2    $ (3.5)     $ (1.6)     $  2.1
   Facility closure
     costs                    0.7      0.4      (0.5)        -           0.6
   Relocation and
     restructuring
     expense                  -        3.1      (3.1)        -           -
                        -------------------------------------------------------
                           $  6.7    $ 4.7    $ (7.1)     $ (1.6)     $  2.7
                        =======================================================

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

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


E.   RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

Consolidation accruals relating to pre-Acquisition restructuring plans at December 31, 2000 and February 28, 2001 for the Predecessor Company and December 31, 2001 and 2002 for the Company, as well as activity during the periods consisted of:

                           BALANCE                              BALANCE
                          JANUARY 1                           DECEMBER 31
   (IN MILLIONS)            2000       PROVISION   ACTIVITY       2000
   -------------------------------------------------------------------------

   Personnel-related
     costs                  $  5.6        $  3.5      $ (4.4)     $  4.7
   Asset write-down
     and facility
     closure costs             0.7          37.0       (36.6)        1.1
                        ----------------------------------------------------
                            $  6.3        $ 40.5      $(41.0)     $  5.8
                        ====================================================

                           BALANCE                              BALANCE
                          JANUARY 1                           FEBRUARY 28
   (IN MILLIONS)            2001       PROVISION   ACTIVITY       2001
   -------------------------------------------------------------------------

   Personnel-related
     costs                  $  4.7        $  -        $ (2.0)     $  2.7
   Asset write-down
     and facility
     closure costs             1.1           -          (1.1)        -
                        ----------------------------------------------------
                            $  5.8        $  -        $ (3.1)     $  2.7
                        ====================================================

                           BALANCE                              BALANCE
                           MARCH 1                            DECEMBER 31
   (IN MILLIONS)            2001       PROVISION   ACTIVITY       2001
   -------------------------------------------------------------------------

   Personnel-related
     costs                  $  2.7        $  -        $ (2.5)     $  0.2
   Asset write-down
     and facility
     closure costs             -             0.8        (0.8)        -
   Relocation and
     restructuring
     expense                   -             1.1        (1.1)        -
                        ----------------------------------------------------
                            $  2.7        $  1.9      $ (4.4)     $  0.2
                        ====================================================

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


E.   RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

                           BALANCE                              BALANCE
                          JANUARY 1                           DECEMBER 31
   (IN MILLIONS)            2002       PROVISION   ACTIVITY       2002
   -------------------------------------------------------------------------

   Personnel-related
     costs                   $ 0.2        $ -         $(0.2)       $ -
   Relocation and
     restructuring
     expense                   -            0.1        (0.1)         -
                        ----------------------------------------------------
                             $ 0.2        $ 0.1       $(0.3)       $ -
                        ====================================================

F.   ACCOUNTS RECEIVABLE

The Company has an agreement to sell certain Spanish Peseta denominated trade accounts receivable without recourse, up to a maximum of approximately $5.5 million. At December 31, 2002 and 2001, $2.2 million and $2.1 million, respectively, of receivables were sold under this agreement and reflected as a reduction of accounts receivable. The receivables were sold at a discount, which was included in interest expense.

The following table summarizes the activity in allowances for accounts receivable:

                                    BALANCE AT                       BALANCE
                                    BEGINNING COSTS AND               AT END
   (IN MILLIONS)                    OF PERIOD  EXPENSES  DEDUCTIONS  OF PERIOD
   ----------------------------------------------------------------------------

   Year ended December 31, 2000        $ 7.3     $26.8      $ 27.2      $6.9
   Two months ended February 28,
     2001                                6.9       6.3         6.7       6.5

   Ten months ended December 31,
     2001                                6.5      25.0        22.8       8.7

   Year ended December 31, 2002          8.7      21.9        21.6       9.0

Costs and expenses relate to allowances for returns, sales credits and provisions for bad debts. Deductions include sales credits issued and write-offs of doubtful accounts, net of recoveries. Write-offs of doubtful accounts, net of recoveries, were $0.8 million, $1.2 million, $0.4 million and $2.2 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


G.   INVENTORIES

Inventories consisted of the following:

   (IN MILLIONS)                                          2002       2001
   ---------------------------------------------------------------------------

   Finished products                                      $ 107.4    $ 107.5
   In process                                                 3.6        2.5
   Raw materials                                             33.1       30.2
                                                       -----------------------
   Total                                                  $ 144.1    $ 140.2
                                                       =======================

Approximately 53% and 57% of inventory was valued by the LIFO method in 2002 and 2001, respectively. At December 31, 2002 and 2001, LIFO inventory approximated first-in, first-out (FIFO) cost.

H.   PROPERTY, PLANT AND EQUIPMENT--NET

Property, plant and equipment - net consisted of the following:

   (IN MILLIONS)                                        2002        2001
   --------------------------------------------------------------------------

   Land                                                 $  40.5     $  36.4
   Buildings and improvements                             143.3       129.8
   Machinery and equipment                                580.8       536.1
   Construction in progress                                35.2        25.7
                                                     ------------------------
                                                          799.8       728.0
   Less allowances for depreciation                      (129.1)      (55.5)
                                                     ------------------------
   Total                                                $ 670.7     $ 672.5
                                                     ========================

Amounts charged to expense for depreciation were $70.8 million, $56.5 million, $10.4 million and $62.3 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001, and the year ended December 31, 2000, respectively.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


I.   GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. During the fourth quarter of 2002, the annual impairment test of goodwill was performed. The Company determined that no goodwill impairment has occurred.

After giving effect to the elimination of goodwill amortization, as required by the provisions of SFAS No. 142, net income (loss) for the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000 would have been as follows:

                                                         BFGOODRICH
                                     NOVEON, INC.    PERFORMANCE MATERIALS
                                     ----------------------------------------
                                     TEN MONTHS   TWO MONTHS       YEAR
                                        ENDED        ENDED        ENDED
                                     DECEMBER 31  FEBRUARY 28  DECEMBER 31
   (IN MILLIONS)                        2001         2001          2000
   --------------------------------------------------------------------------

   Reported net income (loss)          $  (20.6)      $ 5.6        $ 50.3
   Goodwill amortization                   15.1         3.0          18.6
   Tax effect on amortization               -          (0.1)         (0.6)
                                     ----------------------------------------
   Pro forma net income (loss)         $   (5.5)      $ 8.5        $ 68.3
                                     ========================================

The changes in the carrying amount of goodwill by reporting segment during the year ended December 31, 2002 are as follows:

                                    CONSUMER     SPECIALTY  PERFORMANCE
   (IN MILLIONS)                    SPECIALTIES  MATERIALS  COATINGS    TOTAL
   ---------------------------------------------------------------------------

   Goodwill balance at January 1,
     2002                              $102.3    $144.7     $ 99.9    $346.9
   Finalization of purchase price
     allocation for acquisitions
     in 2001                              7.1       3.7        2.5      13.3
   Effect of acquisitions in 2002         1.2       2.1        2.0       5.3
                                    ------------------------------------------
   Goodwill balance at December
     31, 2002                          $110.6    $150.5     $104.4    $365.5
                                    ==========================================

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


I.   GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Intangible assets that continue to be subject to amortization were comprised of the following at December 31, 2002:

                                                                  WEIGHTED
                               GROSS                     NET       AVERAGE
                             CARRYING    ACCUMULATED  CARRYING   AMORTIZATION
   (DOLLARS IN MILLIONS)      AMOUNT     AMORTIZATION  AMOUNT      PERIOD
   ---------------------------------------------------------------------------

   Technology                   $158.9       $19.2      $ 139.7   15.0 years
   Trademarks                     47.0         5.8         41.2   15.1 years
   Non-compete agreements          1.3         0.1          1.2    5.0 years
                           ---------------------------------------
   Total                        $207.2       $25.1      $ 182.1   15.0 years
                           =======================================

Intangible assets that continue to be subject to amortization were comprised of the following at December 31, 2001:

                                                                  WEIGHTED
                               GROSS                     NET       AVERAGE
                             CARRYING    ACCUMULATED  CARRYING   AMORTIZATION
   (DOLLARS IN MILLIONS)      AMOUNT     AMORTIZATION  AMOUNT      PERIOD
   ---------------------------------------------------------------------------

   Technology                   $156.9       $ 8.7      $ 148.2   15.0 years
   Trademarks                     46.3         2.5         43.8   15.0 years
                           ---------------------------------------
   Total                        $203.2       $11.2      $ 192.0   15.0 years
                           =======================================

Amortization expense for intangible assets subject to amortization was $13.9 million, $11.4 million, $1.0 million and $5.8 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

Estimated annual amortization expense for intangible assets subject to amortization approximates $14.0 million for each of the next five years.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


J.   ACCRUED EXPENSES

Accrued expenses consisted of the following:

   (IN MILLIONS)                                        2002        2001
   --------------------------------------------------------------------------

   Wages,  vacations,  pensions and other  employment
     costs                                              $  31.3     $  24.4
   Accrued interest                                        10.9        10.9
   Accrued rebates                                          9.5         9.4
   Taxes,  other than  federal and  foreign  taxes on
     income                                                 7.4         7.0
   Consolidation costs                                      2.9         6.9
   Accrued environmental liabilities                        0.9         3.0
   Other                                                    7.7        12.6
                                                     ------------------------
   Total                                                $  70.6     $  74.2
                                                     ========================

K.   FINANCING ARRANGEMENTS

Short-term Bank Debt

At December 31, 2002 and 2001, the Company had $0.4 million and $1.3 million of short-term bank debt outstanding under various foreign facilities. Weighted-average interest rates on short-term borrowings were 3.7%, 10.0%, 5.4% and 5.1%, for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

Long-term Debt

In connection with the Acquisition, the Company entered into credit facilities and issued subordinated notes.

The credit facilities include (1) a Term Loan A facility in the amount of $125.0 million that matures in 2007, (2) a Term Loan B facility in the amount of $510.0 million that matures in 2008 and (3) a revolving credit facility in the amount of $125.0 million that expires in 2007. A portion of the revolving credit facility is made available in various foreign currencies. Portions of Term Loan A and Term Loan B were made available in Euros. At December 31, 2002, approximately $31.6 million and $31.7 million were outstanding on Term Loan A and Term Loan B, respectively, and payable in Euros. While borrowings under Term Loans A and B were used to finance the Acquisition, borrowings under the revolving credit facility may be used for working capital and for general corporate purposes.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


K.   FINANCING ARRANGEMENTS (CONTINUED)

Borrowings under the credit facilities bear interest in an amount equal, at the Company's option, to either (1) the reserve adjusted Eurocurrency rate plus an applicable borrowing margin or (2) the base rate plus an applicable borrowing margin. The reserve adjusted Eurocurrency rate is the average of the offered quotation in the interbank Eurodollar market for U.S. dollar deposits, approximately equal to the outstanding principal amount of the Company's Eurocurrency rate loans. The base rate is the greater of (1) the prime rate or (2) the federal funds rate plus 50 basis points. The applicable borrowing margins for Eurocurrency and base rate loans are based upon the most recent leverage ratio submitted by the Company to the Administrative Agent. The applicable borrowing margins for Eurocurrency rate loans at December 31, 2002 are 2.75% for the revolving loan facility and Term Loan A and 3.50% for Term Loan B. The applicable borrowing margins for the base rate loans at December 31, 2002 are 1.75% for the revolving loan facility and Term Loan A and 2.50% for Term Loan B. The applicable borrowing margins for Eurocurrency rate loans at December 31, 2001 are 3.25% for the revolving loan facility and Term Loan A and 3.75% for Term Loan B. The applicable borrowing margins for the base rate loans at December 31, 2001 are 2.25% for the revolving loan facility and Term Loan A and 2.75% for Term Loan B. Interest periods for Eurocurrency rate loans are one, two, three or six months, subject to availability. Interest on Eurocurrency rate loans is payable at the end of the applicable interest period, except for six-month interest periods in which case interest is payable every three months. Interest on base rate loans is payable quarterly in arrears. Upon an event of default, all loans will bear an additional 2.0% of interest for as long as the event of default is continuing. At December 31, 2002, the average interest rates for Term Loans A and B were 5.53% and 5.62%, respectively, exclusive of the effects of the swap agreements disclosed in Note C. At December 31, 2001, the average interest rates for Term Loans A and B were 5.81% and 5.89%, respectively, exclusive of the effects of the swap agreements. At December 31, 2002 and 2001 the average interest rate for Term Loan B was 6.91% and 7.10%, respectively, inclusive of the effects of the swap agreements.

The credit facilities are secured by a first priority security interest in substantially all of the Company's assets and the assets of the domestic subsidiaries. The credit facilities do require prepayments of portions of principal for certain asset dispositions, other equity or debt issuances and excess cash positions. The credit facilities require the Company to pay commitment fees of 0.5% on the unused portion of the revolving line of credit.

At December 31, 2002 and 2001,  the Company has no amounts  outstanding  on
the  revolving   credit  facility  and  $120.1  million  is  available  for borrowing, net of $4.9 million on outstanding letters of credit.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


K.   FINANCING ARRANGEMENTS (CONTINUED)

The credit facilities contain covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and provide for events of default. The Company was in compliance with all covenants at December 31, 2002.

The $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year. The notes contain customary provisions for events of default. The Company was in compliance with all terms and conditions of the senior subordinated notes at December 31, 2002.

The Company amended its Term Loan agreements in 2002 allowing the Company to prepay $45.0 million of its outstanding Term Loans and dividend to its Parent $45.0 million in cash so the Parent could reduce the seller note based upon an agreed discount arranged between the Parent and Goodrich. As a result of the prepayment of the Term Loans, the Company has no current maturities of long-term debt at December 31, 2002.

Maturities of these long-term financing arrangements are as follows:

                       TERM      TERM    SUBORDINATED
   (IN MILLIONS)      LOAN A    LOAN B     NOTES      OTHER     TOTAL
   ----------------------------------------------------------------------

   2003                 $  -      $  -       $  -     $  -       $  -
   2004                   19.7       5.4        -        0.1       25.2
   2005                   22.3       5.4        -        0.1       27.8
   2006                   24.5       5.5        -        -         30.0
   2007                    6.4       5.5        -        0.1       12.0
   Thereafter              -       477.1      275.0      -        752.1
                     ----------------------------------------------------
                        $ 72.9    $498.9     $275.0   $  0.3     $847.1
                     ====================================================

L.   LEASE COMMITMENTS

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2002:

                 (IN MILLIONS)
                 ---------------------------------------------------------

                 2003                                             $ 4.3
                 2004                                               2.9
                 2005                                               1.6
                 2006                                               1.0
                 2007                                               0.4
                 Thereafter                                         0.1
                                                                ----------
                 Total minimum payments                           $10.3
                                                                ==========

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


L.   LEASE COMMITMENTS (CONTINUED)

Net rent expense was $10.6 million, $8.2 million, $2.0 million and $12.1 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

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

The Company maintains adequate funding to offset the accumulated benefit obligation of the Company's qualified pension plans.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


M.   PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

The following table summarizes information regarding the Company's defined benefit pension plans and defined benefit postretirement plans as of December 31, 2002 and 2001 and the amounts recorded in the consolidated balance sheet at these dates. In describing the period changes in the table, the period of March 1, 2001 through December 31, 2001 was used to describe the effect of activity for 2001.

                                  UNITED STATES    EUROPEAN    UNITED STATES
                                     PENSION        PENSION        OTHER
                                     BENEFITS      BENEFITS      BENEFITS
                                  --------------------------------------------
   (IN MILLIONS)                   2002   2001    2002   2001   2002   2001
   ---------------------------------------------------------------------------

   Change  in  projected   benefit
     obligations:

     Projected benefit  obligation
       at beginning of period      $30.1  $ 26.0   $14.9  $13.5  $5.4  $ 4.8
     Service cost                    2.6     2.0     1.0    1.0   0.1    0.2
     Interest cost                   2.3     1.7     0.8    0.6   0.3    0.3
     Amendments                      0.1     0.2     -      -    (0.8)   -
     Actuarial losses                3.8     0.2     1.7    1.5   0.2    0.1
     Acquisitions and other          -       -       1.8   (1.5)  -      -
     Benefits paid                  (0.1)    -      (0.6)  (0.2) (0.1)   -
     Curtailments                    -       -      (2.0)   -     -      -
                                  --------------------------------------------
     Projected benefit obligation
       at end of period            $38.8  $ 30.1   $17.6  $14.9  $5.1  $ 5.4
                                  ============================================

   Change in plan assets:
     Fair value of plan assets at
      beginning of period          $ 0.1  $  -     $ 9.9  $ 9.0  $-    $ -
     Actual return on plan assets    -       -       0.3    0.4   -      -
     Acquisitions and other          -       -       1.0    -     -      -
     Company contributions           6.1     0.1     0.8    0.7   -      -
     Settlements                     -       -      (2.5)   -     -      -
     Benefits paid                  (0.1)    -      (0.4)  (0.2)  -      -
                                  --------------------------------------------
     Fair value of plan assets at
       end of period               $ 6.1  $  0.1   $ 9.1  $ 9.9  $-    $ -
                                  ============================================

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


M.   PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

                                  UNITED STATES    EUROPEAN    UNITED STATES
                                     PENSION        PENSION        OTHER
                                     BENEFITS      BENEFITS      BENEFITS
                                  --------------------------------------------
   (IN MILLIONS)                   2002    2001    2002   2001   2002   2001
   ---------------------------------------------------------------------------

   Funded status (underfunded):
     Funded status                $(32.7) $(30.0) $(8.5) $(5.0) $(5.1) $(5.4)
     Unrecognized net actuarial
       loss (gain)                   4.1     0.3    1.9    1.7    0.2    0.1
     Unrecognized prior service
       cost                          0.3     0.2     -      -    (0.9)    -
                                  --------------------------------------------
     Accrued benefit cost         $(28.3) $(29.5) $(6.6) $(3.3) $(5.8) $(5.3)
                                  ============================================
   Amounts recognized in the
     statement of financial
     position consist of:
       Accrued benefit liability  $(28.3) $(29.5) $(6.6) $(3.3) $(5.8) $(5.3)
                                  ============================================
   Weighted-average assumptions
     as of December 31:
      Discount rate                  6.75%   7.50%  5.82%  6.00%  6.75%  7.50%
      Expected return on plan
        assets                       8.50%   8.50%  5.37%  5.79%   -      -
      Rate of compensation
        increase                     4.00%   4.00%  4.45%  4.29%   -      -

For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. The components of net periodic benefit cost are reflected below for the year ended December 31, 2002, the ten months ended December 31, 2001 and the year ended December 31, 2000.

                                      UNITED STATES           EUROPEAN
                                    PENSION BENEFITS      PENSION BENEFITS
                                  -------------------------------------------
   (IN MILLIONS)                   2002   2001   2000    2002   2001   2000
   --------------------------------------------------------------------------

   Components of net periodic
     benefit cost:
     Service cost                   $ 2.6  $2.0  $ 4.2    $1.0   $1.0  $ 1.0
     Interest cost                    2.3   1.7   15.1     0.8    0.6    0.7
     Expected return on plan assets  (0.1)  -    (21.0)   (0.4)  (0.3)  (0.4)
     Amortization of prior
       service cost                   -     -      1.1     -      -      -
     Amortization of transition
       obligation                     -     -      0.9     -      -      0.1
     Recognized net actuarial loss    -     -      0.2     -      -      -
     Curtailment and settlement
       losses                         -     -      -       0.5    -      -
     Other                            -     -      -       1.5    -      -
                                  -------------------------------------------
   Total net periodic benefit cost  $ 4.8  $3.7  $ 0.5    $3.4   $1.3  $ 1.4
                                  ===========================================

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


M.   PENSIONS AND POSTRETIREMENT BENEFITS (CONTINUED)

                                                           UNITED STATES
                                                           OTHER BENEFITS
                                                        ---------------------
   (IN MILLIONS)                                         2002   2001   2000
   --------------------------------------------------------------------------

   Components of net periodic
     benefit cost:
     Service cost                                         $0.1   $0.2  $ 0.5
     Interest cost                                         0.3    0.3    5.6
     Amortization of prior
       service cost                                       (0.1)    -    (0.1)
     Recognized net actuarial loss                          -      -     0.7
                                                        ---------------------
                                                          $0.3   $0.5  $ 6.7
                                                        =====================

Net periodic benefits costs for pension benefits and other benefits were $0.2 million and $1.0 million, respectively, for the two months ended February 28, 2001.

The table below quantifies the impact of a one percentage point change in the assumed health care cost trend rate.

                                                  1 PERCENTAGE  1 PERCENTAGE
                                                      POINT       POINT
   (IN MILLIONS)                                    INCREASE     DECREASE
   --------------------------------------------------------------------------

   Effect on total of service and interest cost
     components in 2002                                $ -         $  -
   Effect on postretirement benefit obligation
     as of December 31, 2002                           $ 0.3       $ (0.3)

The Company's employees also participate in voluntary retirement savings plans for salaried and wage employees. Under provisions of these plans, eligible employees can receive varying matching contributions on up to the first 6% of their eligible earnings. Expense for defined contribution plans totaled $6.2 million, $4.8 million, $1.1 million and $6.5 million for the year ended December 31, 2002, the ten months ended December 31, 2001, the two months ended February 28, 2001 and the year ended December 31, 2000, respectively.

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


N.   INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Tax valuation allowances were recorded in 2002 and 2001.

Income (loss) before income taxes as shown in the consolidated statement of operations consisted of the following:

                                                           BFGOODRICH
                                   NOVEON, INC.       PERFORMANCE MATERIALS
                              -----------------------------------------------
                                          TEN MONTHS  TWO MONTHS
                              YEAR ENDED     ENDED      ENDED      YEAR ENDED
                              DECEMBER 31 DECEMBER 31 FEBRUARY 28  DECEMBER 31
    (IN MILLIONS)                2002        2001        2001         2000
   --------------------------------------------------------------------------

   Domestic                     $ 25.1      $(25.2)     $  5.7     $ 60.7
   Foreign                        17.8         9.2         3.9       25.5
                              -----------------------------------------------
   Total                        $ 42.9      $(16.0)     $  9.6     $ 86.2
                              ===============================================

                               Noveon, Inc.
                                    and
                     BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


N.   INCOME TAXES (CONTINUED)

A summary of income tax (expense) benefit in the consolidated statement of operations was as follows:

                                                           BFGOODRICH
                                   NOVEON, INC.       PERFORMANCE MATERIALS
                              -----------------------------------------------
                                          TEN MONTHS  TWO MONTHS
                              YEAR ENDED     ENDED      ENDED     YEAR ENDED
                              DECEMBER 31 DECEMBER 31 FEBRUARY 28  DECEMBER 31
    (IN MILLIONS)                2002        2001       2001       2000
   --------------------------------------------------------------------------

   Current:

     Federal                    $  -        $  -        $ (7.4)   $(25.6)
     Foreign                      (8.8)       (4.2)       (1.6)     (8.5)
     State                         -           -          (0.2)     (3.0)
                              -----------------------------------------------
                                  (8.8)       (4.2)       (9.2)    (37.1)
   Deferred:

     Federal                      (1.9)        -           5.2       1.2
     State                        (0.3)        -           -         -
     Foreign                       2.8        (0.4)        -         -
                              -----------------------------------------------
                                   0.6        (0.4)        5.2       1.2
                              -----------------------------------------------
   Total                        $ (8.2)     $ (4.6)     $ (4.0)   $(35.9)
                              ===============================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. During 2002, sufficient income was generated to realize certain of the deferred tax assets. As a result, income tax expense associated with income before income taxes for the year ended December 31, 2002 has been offset by $4.8 million related to the net reversal of tax valuation allowances.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

N.   INCOME TAXES (CONTINUED)

The significant components of deferred income tax assets and liabilities at December 31, 2002 and 2001, are as follows:

   (IN MILLIONS)                                     2002      2001
   ---------------------------------------------------------------------

   Deferred income tax assets:
     Pension accruals                                $  9.4     $ 11.2
     Accrual for postretirement benefits other
       than pensions                                    2.0        1.9
     Other nondeductible accruals                      10.9       16.7
     Reserve for environmental liabilities              7.3       10.0
     Inventory                                          2.0         -
     Net operating loss carryovers and credits         67.7       19.3
     Other                                              0.6        5.8
                                                  ----------------------
   Total deferred income tax assets                    99.9       64.9
     Less valuation allowance                         (36.0)     (35.6)
                                                  ----------------------
   Net deferred income tax assets                      63.9       29.3

   Deferred income tax liabilities:
     Property, plant and equipment                    (81.0)     (41.8)
     Intangible amortization                           (1.0)      (0.8)
     Inventory                                          -         (9.5)
     Other                                              -         (1.8)
                                                  ----------------------
   Total deferred income tax liabilities              (82.0)     (53.9)
                                                  ----------------------
   Net deferred income taxes                         $(18.1)    $(24.6)
                                                  ======================

At December 31, 2002, the Company had domestic net operating loss carryforwards and credits of $155.6 million which expire in 2021 and 2022. Additionally, the Company had foreign net operating loss carryforwards and credits of $28.7 million at December 31, 2002 of which $5.9 million expires in years 2005 through 2010, and $22.8 million that have an indefinite carryforward period.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

N. INCOME TAXES (CONTINUED)

Management has determined, based on the Company's new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, a valuation allowance of $36.0 million at December 31, 2002 has been recorded. This valuation allowance relates to net domestic deferred tax assets recorded in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets resulting from domestic and foreign tax net operating losses and credits generated subsequent to the Acquisition date. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill. In the current year, a reduction of the valuation allowance of $2.2 million was allocated to goodwill. Additionally, a tax benefit of $2.9 million was allocated to goodwill as a result of changes in estimated deferred taxes recorded in purchase accounting associated with our foreign entities.

In determining the adequacy of the $36.0 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

N.   INCOME TAXES (CONTINUED)

The effective income tax rate varied from the statutory federal income tax rate as follows:

                                         PERCENT OF PRETAX INCOME
                               -----------------------------------------------
                                                           BFGOODRICH
                                    NOVEON, INC.      PERFORMANCE MATERIALS
                               -----------------------------------------------
                                          TEN MONTHS  TWO MONTHS
                              YEAR ENDED     ENDED       ENDED      YEAR ENDED
                             DECEMBER 31  DECEMBER 31  FEBRUARY 28 DECEMBER 31
(IN MILLIONS)                    2002        2001        2001         2000
------------------------------------------------------------------------------

   Statutory federal income
     tax rate                     35.0%     (35.0)%       35.0%     35.0%
   State and local taxes, net
     of federal benefit            1.8       (5.6)         1.6       2.3
   Amortization of
     nondeductible goodwill        -          9.4          8.7       4.8
   Tax exempt income from
     foreign sales                (0.2)      (3.4)        (3.1)     (2.1)
   Foreign partnership losses     (2.7)     (13.1)        (7.4)     (2.0)
   Differences in rates on
     consolidated foreign
     subsidiaries                 (5.5)      (5.2)         2.2      (0.5)
   Other items                     1.9       (1.1)         4.7       4.1
   Valuation allowance           (11.2)      82.8          -         -
                               ----------------------------------------------
   Effective income tax rate      19.1%      28.8 %       41.7%     41.6%
                               ==============================================

The Company has not provided for U.S. income and foreign withholding taxes on approximately $34.5 million of foreign subsidiaries' undistributed earnings as of December 31, 2002, because such earnings are intended to be reinvested indefinitely. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes that would result had such earnings actually been repatriated are not practically determinable.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

O. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are provided in the following table.

                                             2002              2001
                                       ------------------------------------
                                       CARRYING   FAIR    CARRYING   FAIR
   (IN MILLIONS)                        AMOUNT    VALUE    AMOUNT    VALUE
   ------------------------------------------------------------------------

   Term Loan A                           $ 72.9   $ 72.9   $117.9   $117.2
   Term Loan B                            498.9    501.4    506.5    506.5
   Subordinated notes                     275.0    298.4    275.0    292.9
   Other                                    0.3      0.3      -        -

P. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total accumulated other comprehensive income (loss) for the year ended December 31, 2002 and the ten months ended December 31, 2001 consisted of the following:

                                       NET
                                     CHANGE                 ACCUMULATED
                                     IN CASH   CUMULATIVE     OTHER
                                      FLOW     TRANSLATION  COMPREHENSIVE
(IN MILLIONS)                        HEDGES    ADJUSTMENT   INCOME (LOSS)
-------------------------------------------------------------------------

BALANCE AT MARCH 1, 2001            $   -        $  -         $   -
Net comprehensive income
  (loss) changes during the year       (5.7)       (4.5)        (10.2)
                                    -------------------------------------
BALANCE AT DECEMBER 31, 2001           (5.7)       (4.5)        (10.2)
Net comprehensive income (loss)
  changes during the year              (9.0)       22.8          13.8
                                    -------------------------------------
BALANCE AT DECEMBER 31, 2002        $ (14.7)     $ 18.3       $   3.6
                                   ======================================

The accumulated other comprehensive loss was $17.8 million and $20.4 million at February 28, 2001 and December 31, 2000, respectively, and represents unrealized translation adjustments and is included in the BFGoodrich investment.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

Q. BUSINESS SEGMENT INFORMATION

The Company's operations are classified into three reportable business segments: Consumer Specialties, Specialty Materials and Performance Coatings. In 2002, the Company changed the name of its Polymer Solutions segment to Specialty Materials. The accounting policies of the segments are the same as those described in Note C.

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

The Specialty Materials segment is the largest global supplier of chlorinated polyvinyl chloride ("CPVC"), thermoplastic polyurethane ("TPU") and reactive liquid polymers ("RLP") and is a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. The Company markets Specialty Materials segment products through the primary product categories of specialty plastics and polymer additives. The Specialty Materials segment products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

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

Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Restructuring and consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

Q. BUSINESS SEGMENT INFORMATION

The Company conducts business on a global basis with manufacturing and sales undertaken in various locations throughout the world. The Company's products are principally sold to customers in North America and Europe. Sales are attributed to geographic areas based on the country to which the product was shipped.

As a result of the Company's evaluation of SFAS No. 142, certain segment allocations for amortization expense and intangible assets, have been reclassified between the reporting segments. The effects of this reclassification on operating income, depreciation and amortization expense, and total assets are reflected in the following table summarizing business segment information:

                                                             BFGOODRICH
                                       NOVEON, INC.     PERFORMANCE MATERIALS
                              -------------------------------------------------
                                           TEN MONTHS  TWO MONTHS
                               YEAR ENDED     ENDED      ENDED      YEAR ENDED
                              DECEMBER 31  DECEMBER 31 FEBRUARY 28  DECEMBER 31
(IN MILLIONS)                      2002       2001       2001          2000
-------------------------------------------------------------------------------
Sales:
  Consumer Specialties         $ 290.8      $238.8      $  45.2     $ 283.3
  Specialty Materials            402.4       324.4         73.1       426.7
  Performance Coatings           376.1       313.2         68.7       457.7
                             --------------------------------------------------
Total sales                   $1,069.3      $876.4      $ 187.0    $1,167.7
                             ==================================================
Operating income:
  Consumer Specialties         $  48.2      $ 30.8      $   2.1     $  40.2
  Specialty Materials             84.3        52.3         16.9        98.3
  Performance Coatings            59.4        34.5          3.2        52.5
  Corporate costs                (64.9)      (56.3)       (11.7)      (68.3)
  Restructuring and
    consolidation costs           (6.1)       (3.1)         -         (40.5)
                             --------------------------------------------------
Total operating income         $ 120.9      $ 58.2      $  10.5     $  82.2
                             ==================================================

Capital expenditures:
  Consumer Specialties         $  17.0      $ 10.9      $   1.9     $  24.5
  Specialty Materials             10.4         7.0          1.7        12.9
  Performance Coatings            12.8         7.0          2.6        19.7
  Corporate                       12.1         3.6          1.4         6.9
                             --------------------------------------------------
Total capital expenditures     $  52.3      $ 28.5      $   7.6     $  64.0
                             ==================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

Q. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                          BFGOODRICH
                                    NOVEON, INC.     PERFORMANCE MATERIALS
                             --------------------------------------------------
                                         TEN MONTHS  TWO MONTHS
                              YEAR ENDED   ENDED        ENDED       YEAR ENDED
                             DECEMBER 31  DECEMBER 31 FEBRUARY 28   DECEMBER 31
(IN MILLIONS)                     2002      2001       2001           2000
-------------------------------------------------------------------------------

Depreciation and
  amortization expense:
  Consumer Specialties       $   22.4    $  21.4      $   4.4       $  25.0
  Specialty Materials            33.9       32.0          3.8          22.7
  Performance Coatings           19.2       20.8          4.5          29.0
  Corporate                       9.2        8.8          1.7          10.0
                           ----------------------------------------------------
Total depreciation and
  amortization               $   84.7    $  83.0      $  14.4       $  86.7
                           ====================================================
Net sales:
  United States              $  675.2    $ 566.0      $ 122.6       $ 804.6
  Europe                        191.0      158.4         35.7         180.0
  Other foreign                 203.1      152.0         28.7         183.1
                           ----------------------------------------------------
Total                        $1,069.3    $ 876.4      $ 187.0      $1,167.7
                           ====================================================

Assets:
  Consumer Specialties       $  466.8    $ 480.1
  Specialty Materials           576.8      562.1
  Performance Coatings          397.0      415.2
  Corporate                     188.5      204.4
                           ----------------------
Total assets                 $1,629.1   $1,661.8
                           ======================

Property:
  United States              $  497.5    $ 511.6
  Europe                        160.0      149.3
  Other foreign                  13.2       11.6
                           ----------------------
Total                        $  670.7    $ 672.5
                           ======================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

R. SUPPLEMENTAL CASH FLOW INFORMATION

The  following  table  sets  forth   supplemental  cash  flow  information,
including information related to acquisitions accounted for under the purchase method:

   (IN MILLIONS)                             2002        2001        2000
   ----------------------------------------------------------------------------

   Estimated fair value of tangible
     assets acquired                        $  4.6     $1,091.8    $  1.4
   Liabilities assumed                        (1.1)      (294.4)      -
   Goodwill and identifiable intangible
     assets acquired                          23.9        565.7      10.2
   Less: seller note issued by Noveon
     International, Inc.                       -         (172.0)      -
                                          -------------------------------------
   Net cash paid, including fees and
     expenses                               $ 27.4     $1,191.1    $ 11.6
                                          =====================================
   Interest paid                            $ 71.9     $   57.0    $  3.6
                                          =====================================
   Income taxes paid                        $  4.6     $    4.8    $  -
                                          =====================================
   Equity contribution                      $  -       $  172.0    $  -
                                          =====================================
   Assets contributed to joint venture      $  -       $    -      $ 17.9
                                          =====================================

S. STOCK OPTIONS

Stock Option Plan of International

The Company does not have a stock option plan; however, certain eligible employees of the Company participate in International's Stock Option Plan (the "International Plan"). Options granted by International vest on each of the first five anniversaries of the grant date at 20% per year subject to continued employment. The term of each option cannot exceed 10 years from the date of grant. All options granted under the International Plan have been granted at not less than 100% of market value, as determined by the Board of Directors of International, on the date of grant.

Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if International had accounted for its employee stock options under the fair value method described within that statement. The fair value for these options was estimated using the Black-Scholes pricing method with the following weighted-average assumptions: (1) a risk-free interest rate of 5.7%; (2) a dividend yield of 0.0%; (3) an expected volatility percentage of 37.2%; and (4) an expected life of the options of 7.0 years. The option pricing method requires the input of highly subjective assumptions that can materially affect the fair value estimate. The weighted-average fair value of stock options granted by International during 2002 and 2001 was $38.30 and $42.24, respectively.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

S. STOCK OPTIONS (CONTINUED)

International's stock option activity relating to the Company was as follows for the year ended December 31, 2002 and the ten months ended December 31, 2001:

                                                               WEIGHTED
                                                               AVERAGE
   (OPTIONS IN THOUSANDS)                          OPTIONS     EXERCISE
                                                                PRICE
   ------------------------------------------------------------------------

   Outstanding at March 1, 2001:                        -        $  -
     Granted                                          323.0       128.57
     Exercised                                          -           -
     Forfeited                                        (10.0)      128.57
                                                 --------------------------
   Outstanding at December 31, 2001                   313.0       128.57
     Granted                                           11.4       128.57
     Exercised                                          -           -
     Forfeited                                         (7.5)      128.57
                                                 --------------------------
   Outstanding at December 31, 2002                   316.9     $ 128.57
                                                 ==========================

There were 61,102 options exercisable at December 31, 2002. There were no options exercisable at December 31, 2001.

Goodrich's Stock Option Plan

As an operating segment of Goodrich, Performance Materials had no employee stock option plan; however, certain eligible employees of Performance Materials participated in Goodrich's Stock Option Plan (the "Plan"). Generally, options granted by Goodrich were exercisable at the rate of 35% after one year, 70% after two years and 100% after three years. Certain options are fully exercisable immediately after grant. The term of each option cannot exceed 10 years from the date of grant. All options granted under the Plan have been granted at not less than 100% of market value (as defined) on the date of grant.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

S. STOCK OPTIONS (CONTINUED)

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if Goodrich had accounted for its employee stock options under the fair value method described within that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               2000
                                                            ----------

   Risk-free interest rate (%)                                  5.0
   Dividend yield (%)                                           3.4
   Volatility factor (%)                                       37.5
   Weighted average expected life of the options
     (years)                                                    7.0

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average fair values of stock options granted by Goodrich during 2000 was $8.65.

Goodrich disclosed pro forma expense of $5.3 million in 2000. This amount related primarily to stock options. At December 31, 2000, employees of Performance Materials had 1,245,442 stock options outstanding, which represented approximately 14.6% of total outstanding options of Goodrich. Using the ratio of options held by Performance Materials' employees to total options outstanding for Goodrich, the Company's pro forma SFAS 123 net income would have been $0.8 million lower than that reported in 2000.

The Stock Option Plan of BFGoodrich also provides that shares of common stock may be awarded as phantom performance shares to certain key executives having a critical impact on long-term performance.

Dividends are earned on phantom shares and are reinvested in additional phantom shares. Under this plan, compensation expense is recorded based on the extent performance objectives are expected to be met. During 2000, Goodrich issued 172,400 phantom performance shares to employees of
Performance Materials. During 2000, 10,800 performance shares were forfeited by employees of Performance Materials. In 2000, $(0.1) million was charged to income for performance shares. If the provisions of SFAS 123 had been used to account for awards of performance shares, the weighted-average grant-date fair value of performance shares granted in 2000 would have been $23.12 per share.

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

T. RELATED PARTY TRANSACTIONS

In connection with the Acquisition, AEA and affiliates of Credit Suisse First Boston LLC, formerly known as Credit Suisse First Boston Corporation, ("CSFB") and DB Capital, the initial purchasers of the notes, provided acquisition advisory services. At the closing, AEA, an affiliate of CSFB and an affiliate of DB Capital received $8.8 million, $5.5 million and $1.7 million, respectively, for these services. In addition, direct expenses of $1.3 million, $0.5 million and $0.1 million, respectively, were reimbursed to them. All of these amounts have been considered in the purchase price allocation.

Affiliates of CSFB and DB Capital were each arrangers and agents of the credit facilities and received customary fees in connection with these credit facilities. CSFB is an affiliate of DLJ Merchant Banking. DLJ Merchant Banking and DB Capital are stockholders of International.

CSFB and DB Capital were each initial purchasers of the notes and received fees in connection with their initial purchase.

Total debt financing fees in connection with the Acquisition paid to affiliates of CSFB and DB Capital were $10.4 million and $19.6 million, respectively.

The Company entered into management agreements with each of AEA and affiliates of DLJ Merchant Banking and DB Capital. Under the management agreements, the Company will pay AEA, DLJ Merchant Banking and DB Capital an annual fee of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting services and for monitoring and management costs, as applicable. In addition, the Company agreed to indemnify AEA, DLJ Merchant Banking and DB Capital and their respective affiliates for liabilities arising from their actions under the management agreements. The management agreements will remain in effect for as long as the stockholders agreement among International, AEA and affiliates of DLJ Merchant Banking and DB Capital is in effect.

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

For the year ended December 31, 2002 and the ten months ended December 31, 2001, the Company recognized management fee expense of $3.7 million and $3.3 million, respectively.

International issued stock to the Company's Chief Executive Officer and President for a $1.0 million full recourse note. The note carries interest at 7% and is due on November 30, 2011. The note, amounting to $1.1 million, including interest, at December 31, 2002, was transferred to the Company and is included in other assets on the balance sheet. The Company also reflected a $1.0 million liability to International included in current liabilities at December 31, 2001. The amount due to International was repaid in 2002.

At December 31, 2002, a receivable from International totaling $1.2 million is included as a non-current asset and reflects expenses incurred by International but paid by the Company for International's attempted public offering.

U. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

The Company has numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. The Company has numerous sales commitments for product supply contracts incident to the ordinary course of business.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

U. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GENERAL

There are pending or threatened against the Company or our subsidiaries various claims, lawsuits and administrative proceedings, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL

The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although the Company believes past operations were in substantial compliance with the then-applicable regulations, either the Company or the Performance Materials segment of Goodrich have been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency, or similar state agencies, in connection with several disposal sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.

The Company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The Company also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and regulations will not have a material adverse effect on its capital expenditures, results of operations, cash flows or competitive position.

The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial action selection and implementation, as well as negotiations with other PRPs and governmental agencies.

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

U. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Goodrich provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's December 31, 2002 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Approximately $18.2 million is included in non-current liabilities and $6.7 million is included in other non-current assets, reflecting the recovery due from Goodrich.

The following table summarizes the activity in the environmental liability from January 1, 2001 to December 31, 2002 (dollars in millions):

   BALANCES AT JANUARY 1, 2001                               $  47.6
   Payments from January 1, 2001 to February 28, 2001           (0.7)
                                                            ----------
   Balance at February 28, 2001 before transfer of
     liabilities to Goodrich in closing                         46.9
   Environmental liabilities of sites retained by
     Goodrich                                                  (23.7)
                                                            ----------
   TOTAL ENVIRONMENTAL LIABILITY AT MARCH 1, 2001               23.2
   Payments from March 1, 2001 to December 31, 2001             (0.2)
   Revisions of environmental liabilities recorded
     in the opening balance sheet                                0.7
                                                            ----------
   BALANCE AT DECEMBER 31, 2001                                 23.7
   Payments in 2002                                             (0.2)
   Environmental expense in 2002                                 0.1
   Reduction in estimated indemnified liabilities               (4.5)
                                                            ----------
   BALANCE AT DECEMBER 31, 2002                              $  19.1
                                                            ==========

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

U. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company believes that its reserves are adequate based on currently available information. The Company believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated.

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The Company as presented below represents Noveon, Inc. (or the Predecessor Company for periods prior to March 1, 2001) exclusive of its guarantor subsidiaries and its non-guarantor subsidiaries.

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

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Summarized consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:

                                     YEAR ENDED DECEMBER 31, 2002
                          -----------------------------------------------------
                                 COMBINED      COMBINED
                           THE   GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA   COMPANY  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
                                              (IN MILLIONS)
  Sales                 $ 664.6   $ 172.9     $ 340.1       $(108.3) $1,069.3
  Cost of sales           430.0     150.2       254.9         108.3     726.8
                       ------------------------------------------------------
  Gross profit            234.6      22.7        85.2           -       342.5
  Selling and
    administrative
    expenses              133.5      10.8        57.3           -       201.6
  Amortization expense      0.3       9.1         4.5           -        13.9
  Restructuring and
    consolidation costs     2.5       -           3.6           -         6.1
                       -------------------------------------------------------
  Operating income         98.3       2.8        19.8           -       120.9
  Interest (expense)
    income--net           (68.0)     (6.7)       (0.9)          -       (75.6)
  Other (expense)
    income--net            (1.6)      0.3        (1.1)          -        (2.4)
                       -------------------------------------------------------
  Income (loss) before
    income taxes           28.7      (3.6)       17.8           -        42.9
  Income tax (expense)
    benefit                (4.7)      2.5        (6.0)          -        (8.2)
                       -------------------------------------------------------
  Net income (loss)     $  24.0   $  (1.1)    $  11.8       $   -      $ 34.7
                        ======================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                            DECEMBER 31, 2002
                          -----------------------------------------------------
                                 COMBINED      COMBINED
                           THE   GUARANTOR    NON-GUARANTOR
BALANCE SHEET DATA      COMPANY  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS TOTAL
------------------------------------------------------------------------------
                                                (IN MILLIONS)
 CURRENT ASSETS

  Cash and cash
   equivalents          $  27.7   $   0.1      $  51.7       $  -       $ 79.5
  Accounts and notes
   receivable              58.4      20.0         57.3          -        135.7
  Inventories              66.3      30.3         47.5          -        144.1
  Prepaid expenses and
   other
   current assets           4.0       0.9          2.3          -          7.2
                        ------------------------------------------------------
 TOTAL CURRENT ASSETS     156.4      51.3        158.8                   366.5
 Property, plant and
   equipment--net         399.3      98.2        173.2          -        670.7

 Goodwill                 246.2       0.5        118.8          -        365.5
 Technology intangible
   assets--net               -       93.8         45.9          -        139.7
 Other identifiable
   intangible
   assets--net              2.6      28.0         11.8          -         42.4
 Intercompany
   receivables            358.6       0.7         23.8       (383.1)       -

 Investment in
   subsidiaries           430.8      48.9          -         (479.7)       -
 Receivable from Parent     1.2       -            -             -         1.2
 Other assets              35.0       7.6          0.5           -        43.1
                        ------------------------------------------------------
 TOTAL ASSETS          $1,630.1   $ 329.0      $ 532.8      $(862.8)  $1,629.1
                        ======================================================
 CURRENT LIABILITIES

 Short-term bank debt   $   -     $   0.1      $   0.3      $   -       $  0.4
 Accounts payable          62.5      11.8         36.9          -        111.2
 Accrued expenses          57.5       5.0          8.1          -         70.6
 Income taxes payable       -         -            5.3          -          5.3
                        ------------------------------------------------------
 TOTAL CURRENT
   LIABILITIES            120.0      16.9         50.6          -        187.5

 Long-term debt           846.8       -            0.3          -        847.1
 Postretirement
   benefits
   other than pensions      4.5       1.3          -            -          5.8
 Accrued pensions          22.1       6.2          6.6          -         34.9
 Deferred income taxes      -         -           18.1          -         18.1
 Accrued environmental      1.4      16.8          -            -         18.2
 Intercompany payables    151.5     142.6         89.0       (383.1)       -
 Other non-current
   liabilities             15.8       -            2.0          -         17.8
                        ------------------------------------------------------
 TOTAL LIABILITIES      1,162.1     183.8        166.6       (383.1)   1,129.4

 Paid in capital          498.0       -            -            -        498.0
 Capital stock of
   subsidiaries             -       148.2        331.5       (479.7)       -
 Retained earnings
   (deficit)              (15.3)     (3.0)        16.4          -         (1.9)
 Accumulated other
   comprehensive income   (14.7)      -           18.3          -          3.6
                        ------------------------------------------------------
 TOTAL STOCKHOLDER'S
   EQUITY                 468.0     145.2        366.2       (479.7)     499.7
                        ------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY $1,630.1   $ 329.0      $ 532.8      $(862.8)  $1,629.1
                        ======================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                      YEAR ENDED DECEMBER 31, 2002
                         -----------------------------------------------------
                                 COMBINED      COMBINED
                           THE   GUARANTOR    NON-GUARANTOR
CASH FLOW DATA         COMPANY  SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
                                        (IN MILLIONS)
Net cash provided by
  operating activities  $ 101.0   $ 8.4      $  33.5       $   -      $142.9
Investing activities:
  Purchases of
    property, plant
    and equipment         (31.0)   (8.6)       (12.7)          -       (52.3)
  Payments made in                   -
    connection with
    acquisitions, net
    of cash acquired      (27.4)                 -             -       (27.4)
                        -------------------------------------------------------
Net cash (used) by
  investing activities    (58.4)   (8.6)       (12.7)          -       (79.7)

Financing activities:
  Decrease in
    short-term debt         -        -          (0.2)          -        (0.2)
  Repayments of
    long-term debt        (63.9)     -           -             -       (63.9)
  Proceeds from sale
    of receivables,
    net                     -        -           2.2           -         2.2
  Debt issuance costs      (0.6)     -           -             -        (0.6)
  Dividend to Parent      (45.0)     -           -             -       (45.0)
                        -------------------------------------------------------
Net cash (used) by
  financing activities   (109.5)     -           2.0           -      (107.5)

Effect of exchange
  rate changes on
  cash and cash
  equivalents               -        -           3.8           -         3.8
                        -------------------------------------------------------
Net (decrease)
  increase in cash
  and cash equivalents    (66.9)    (0.2)       26.6           -       (40.5)
Cash and cash
  equivalents
  at beginning of year     94.6      0.3        25.1           -       120.0
                        -------------------------------------------------------
Cash and cash
  equivalents
  at end of year        $  27.7    $ 0.1     $  51.7       $    -     $ 79.5
                        =======================================================

                               Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                 TEN MONTHS ENDED DECEMBER 31, 2001
                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE    GUARANTOR   NON-GUARANTOR
 INCOME STATEMENT DATA    COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
 -----------------------------------------------------------------------------
                                            (IN MILLIONS)

 Sales                    $ 536.4    $150.1      $ 265.8     $(75.9)    $876.4
 Cost of sales              362.8     136.9        204.3      (75.9)     628.1
                        -------------------------------------------------------
 Gross profit               173.6      13.2         61.5        -        248.3
 Selling and
   administrative
   expenses                 109.7       9.2         41.6        -        160.5
 Amortization expense        10.6       7.6          8.3        -         26.5
 Restructuring and
   consolidation costs        3.1       -            -          -          3.1
                        -------------------------------------------------------
 Operating income
   (loss)                    50.2      (3.6)        11.6        -         58.2
 Interest (expense)
   income--net              (73.4)      1.6         (1.7)       -        (73.5)
 Other (expense)
   income--net               (0.1)      0.1         (0.7)       -         (0.7)
                        -------------------------------------------------------
 Income (loss) before
   income taxes             (23.3)     (1.9)         9.2        -        (16.0)
 Income tax expense           -         -           (4.6)       -         (4.6)
                        -------------------------------------------------------
 Net income (loss)        $ (23.3)  $  (1.9)     $   4.6    $   -       $(20.6)
                        =======================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                           DECEMBER 31, 2001
                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE    GUARANTOR   NON-GUARANTOR
 BALANCE SHEET DATA       COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
 -----------------------------------------------------------------------------
                                             (IN MILLIONS)
   CURRENT ASSETS

   Cash and cash
     equivalents            $   94.6   $  0.3    $  25.1     $   -      $120.0
   Accounts and notes
     receivable                 62.8     20.1       50.9         -       133.8
     Inventories                74.5     30.7       35.0         -       140.2
   Prepaid expenses and
     other current assets        1.5      0.8        2.2         -         4.5
                          ----------------------------------------------------
   TOTAL CURRENT ASSETS        233.4     51.9      113.2         -       398.5

   Property, plant and
     equipment--net            416.0     95.6      160.9         -       672.5
   Goodwill--net               241.8      -        105.1         -       346.9
   Technology intangible
     assets--net                 -       98.7       49.4         -       148.2
   Identifiable
     intangible
     assets--net                 1.5     29.7       12.7         -        43.8
   Intercompany
     receivables               443.7      -         63.5     (507.2)        -
   Investment in
     subsidiaries              246.9    328.9        -       (575.8)        -
   Other assets                 39.5     10.0        2.4         -        51.9
                          ----------------------------------------------------
   TOTAL ASSETS             $1,622.8   $614.8    $ 507.2  $(1,083.0)  $1,661.8
                          ====================================================

   CURRENT LIABILITIES

    Short-term bank debt    $    -     $  -      $   1.3     $   -      $  1.3
    Accounts payable            59.3     10.4       27.4         -        97.1
    Accrued expenses            60.2      7.9        6.1         -        74.2
    Income taxes payable         -        -          1.0         -         1.0
    Current maturities
      of long-term debt         23.2      -          -           -        23.2
                          ----------------------------------------------------
   TOTAL CURRENT
     LIABILITIES               142.7     18.3       35.8         -       196.8

   Long-term debt              876.2      -          -           -       876.2
   Postretirement
     benefits other than
     pensions                    4.6      0.7        -           -         5.3
   Accrued pensions             22.1      7.4        3.3         -        32.8
   Deferred income taxes         -        -         24.6         -        24.6
   Accrued environmental         1.3     19.4        -           -        20.7
   Intercompany payables        70.5    339.7       97.0      (507.2)       -
   Other non-current
     liabilities                 7.4      -          1.8         -         9.2
                          ----------------------------------------------------
   TOTAL LIABILITIES         1,124.8    385.5      162.5      (507.2)  1,165.6
   STOCKHOLDER'S EQUITY
   Paid in capital             527.0      -          -           -       527.0
   Capital stock of
     subsidiaries                -      231.2      344.6      (575.8)       -
   Retained earnings
     (deficit)                 (23.3)    (1.9)       4.6         -       (20.6)
   Accumulated other
     comprehensive
     loss                       (5.7)     -         (4.5)        -       (10.2)
                          ----------------------------------------------------
   TOTAL STOCKHOLDER'S
     EQUITY                    498.0    229.3      344.7      (575.5)    496.2
                          ----------------------------------------------------
   TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY   $1,622.8   $614.8    $ 507.2   $(1,083.0) $1,661.8
                          ====================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                  TEN MONTHS ENDED DECEMBER 31, 2001
                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE     GUARANTOR  NON-GUARANTOR
 CASH FLOW DATA           COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
 -----------------------------------------------------------------------------
                                             (IN MILLIONS)

   Net cash provided by
     operating activities   $ 112.3    $  6.6      $  35.0     $   -   $ 153.9
   Investing activities:
     Purchases of
       property, plant
       and equipment          (14.8)     (6.3)        (7.4)        -     (28.5)
     Proceeds from sale
       of property and
       business                 0.9       -            -           -       0.9
     Payments made in
       connection with
       acquisitions; net
       of cash acquired    (1,191.1)      -            -           -  (1,191.1)
                          -----------------------------------------------------
   Net cash (used) by
     investing activities  (1,205.0)     (6.3)        (7.4)        -  (1,218.7)

   Financing activities:
     Decrease in
       short-term debt          -         -          (25.8)        -     (25.8)
     Proceeds from
       issuance of
       long-term debt         910.0       -            -           -     910.0
     Repayments of
       long-term debt          (8.5)      -            -           -      (8.5)
     Proceeds from sale
       of receivables,
       net                      -         -           (1.9)        -      (1.9)
     Debt issuance costs      (44.4)      -            -           -     (44.4)
     Equity contribution
       from stockholder       355.0       -            -           -     355.0
     Intercompany
       transfers              (24.8)      -           24.8         -       -
                          -----------------------------------------------------
   Net cash provided
     (used) by financing
     activities             1,187.3       -           (2.9)        -   1,184.4
   Effect of exchange
     rate changes on
     cash and cash
     equivalents                -         -            0.4         -       0.4
                          -----------------------------------------------------
   Net increase in cash
     and cash equivalents      94.6       0.3         25.1         -     120.0
   Cash and cash
     equivalents
     at beginning of
     period                     -         -            -           -       -
                          -----------------------------------------------------
   Cash and cash
     equivalents
     at end of period       $  94.6    $  0.3      $  25.1     $   -   $ 120.0
                          =====================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                  TWO MONTHS ENDED FEBRUARY 28, 2001
                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE    GUARANTOR   NON-GUARANTOR
 INCOME STATEMENT DATA    COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
 ------------------------------------------------------------------------------
                                         (IN MILLIONS)

 Sales                   $ 120.2    $26.9      $  56.7     $ (16.8)     $187.0
 Cost of sales              85.6     26.0         42.5       (16.8)      137.3
                      ---------------------------------------------------------
 Gross profit               34.6      0.9         14.2         -          49.7
 Selling and
   administrative
   expenses                 25.0      1.7          8.5         -          35.2

 Amortization expense        1.2      2.4          0.4         -           4.0
                      ---------------------------------------------------------
 Operating income
   (loss)                    8.4     (3.2)         5.3         -          10.5
 Interest income
   (expense)--net            0.3      0.7         (0.4)        -           0.6
 Other (expense)
   income--net              (1.0)     -           (0.5)        -          (1.5)
                      ---------------------------------------------------------
 Income (loss) before
   income taxes              7.7     (2.5)         4.4         -           9.6
 Income tax (expense)
   benefit                  (3.0)     0.6         (1.6)        -          (4.0)
                      ---------------------------------------------------------
 Net income (loss)       $   4.7    $(1.9)     $   2.8     $   -        $  5.6
                      =========================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)


V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                  TWO MONTHS ENDED FEBRUARY 28, 2001
                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE    GUARANTOR   NON-GUARANTOR
CASH FLOW DATA          COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
 -----------------------------------------------------------------------------
                                       (IN MILLIONS)

Net cash (used) by
  operating activities $ (10.7)   $(10.6)     $(10.3)    $   -        $(31.6)
Investing activities:
  Purchases of
    property, plant
    and equipment         (5.2)    (0.7)        (1.7)        -          (7.6)
                       -------------------------------------------------------
Net cash (used) by
  investing activities    (5.2)    (0.7)        (1.7)        -          (7.6)

Financing activities:
  Decrease in
    short-term debt        -        -           (3.7)        -          (3.7)
  Proceeds from sale
    of receivables,
    net                    -        -            0.5         -           0.5
  Transfers from
    Goodrich              15.9     11.2         13.6         -          40.7
                       -------------------------------------------------------
Net cash provided by
  financing activities    15.9     11.2         10.4         -          37.5
                       ------------------------------------------------------
Net decrease in cash
  and cash equivalents     -       (0.1)        (1.6)        -          (1.7)
Cash and cash
  equivalents
  at beginning of
  period                   0.1      0.2         15.4         -          15.7
                       ------------------------------------------------------
Cash and cash
  equivalents
  at end of period     $   0.1    $ 0.1       $ 13.8     $   -        $ 14.0
                       ========================================================

                                 YEAR ENDED DECEMBER 31, 2000
                        -----------------------------------------------------
                                   COMBINED    COMBINED
                           THE    GUARANTOR   NON-GUARANTOR
INCOME STATEMENT DATA     COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
------------------------------------------------------------------------------
                                        (IN MILLIONS)

Sales                   $ 772.5   $ 170.3     $ 331.7     $(106.8)   $1,167.7
Cost of sales             523.6     150.9       250.9      (105.9)      819.5
                      --------------------------------------------------------
Gross profit              248.9      19.4        80.8        (0.9)      348.2
Selling and
  administrative
  expenses                144.8       9.1        47.2         -         201.1
Amortization expense        8.2      14.5         1.7         -          24.4
Restructuring and
  consolidation costs      38.8       -           1.7         -          40.5
                      --------------------------------------------------------
Operating income
  (loss)                   57.1      (4.2)       30.2        (0.9)       82.2
Interest income
  (expense)--net            1.9       3.4        (0.9)        -           4.4
Other income
  (expense)--net            0.8       -          (1.2)        -          (0.4)
                      --------------------------------------------------------
Income (loss) before
  income taxes             59.8      (0.8)       28.1        (0.9)       86.2
Income tax (expense)
  benefit                 (24.6)     (2.1)       (9.5)        0.3       (35.9)
                      --------------------------------------------------------
Net income (loss)       $  35.2   $  (2.9)    $  18.6     $  (0.6)     $ 50.3
                      ========================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

V. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                     YEAR ENDED DECEMBER 31, 2000

                         -----------------------------------------------------
                                    COMBINED    COMBINED
                            THE    GUARANTOR   NON-GUARANTOR
CASH FLOW DATA            COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
------------------------------------------------------------------------------
                                             (IN MILLIONS)

Net cash provided by
  operating activities    $ 132.7    $14.6      $  33.6     $   -    $180.9
Investing activities:
  Purchases of
    property, plant
    and equipment           (31.9)   (13.7)       (18.4)        -     (64.0)
  Proceeds from sale
    of property
    and business              0.3      -            -           -       0.3
  Payments made in
    connection
    with
    acquisitions, net
    of
    cash acquired           (11.6)     -            -           -     (11.6)
                       -----------------------------------------------------
Net cash (used) by
  investing
  activities                (43.2)   (13.7)       (18.4)        -     (75.3)

Financing activities:
  Decrease in
    short-term debt           -        -          (11.3)        -     (11.3)
  Repayments of
    long-term debt            -        -           (0.3)        -      (0.3)
  Proceeds from sale
    of receivables,
    net                       -        -           (1.9)        -      (1.9)
  Transfers (to)/from
    Goodrich                (89.8)    (1.0)         4.1         -     (86.7)
                       -----------------------------------------------------
Net cash (used) by
  financing
  activities                (89.8)    (1.0)        (9.4)        -    (100.2)

Effect of exchange
  rate changes on
  cash and cash
  equivalents                 -        -           (0.3)        -      (0.3)
                       -----------------------------------------------------
Net increase
  (decrease) in cash
  and cash equivalents       (0.3)    (0.1)         5.5         -       5.1
Cash and cash
  equivalents
  at beginning of year        0.4      0.3          9.9         -      10.6
                       -----------------------------------------------------
Cash and cash
  equivalents
  at end of year          $   0.1   $  0.2      $  15.4     $   -    $ 15.7
                       =====================================================

                                Noveon, Inc.
                                    and
                      BFGoodrich Performance Materials
     (The Predecessor Company and a Segment of The BFGoodrich Company)

          Notes to Consolidated Financial Statements (continued)

W. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary data relating to the results of operations for each quarter of the years ended December 31, 2002 and 2001 follows:

                                                  NOVEON, INC.
                                    ------------------------------------------
                                      FIRST     SECOND     THIRD    FOURTH
                                     QUARTER   QUARTER    QUARTER   QUARTER
                                    ------------------------------------------
                                                 (IN MILLIONS)

   2002

   Net sales                          $ 259.4   $ 280.9    $ 273.2   $ 255.8
   Gross profit                          82.4      94.6       89.0      76.5
   Operating income                      29.4      38.3       33.1      20.1
   Net income (loss)                      8.5      15.8       12.3      (1.9)


                        BFGOODRICH
                        PERFORMANCE
                         MATERIALS                NOVEON, INC.
                        ------------------------------------------------------
                            TWO        ONE
                          MONTHS      MONTH
                           ENDED      ENDED     SECOND     THIRD    FOURTH
                        FEBRUARY 28  MARCH 31   QUARTER   QUARTER   QUARTER
                        ------------------------------------------------------
                                                 (IN MILLIONS)

   2001

   Net sales                $187.0    $  95.8    $ 271.1   $ 262.4   $ 247.1
   Gross profit               49.7       27.8       70.7      70.8      79.0
   Operating income           10.5        9.4       12.7      15.0      21.1
   Net income (loss)           5.6       (0.6)      (6.9)     (6.0)     (7.1)