Form 10-Q
period 2003-03-31
NOVEON INC
filed 2003-05-13
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                     or

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________.


                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)


         Delaware               File No. 333-61812           13-4143915
 ----------------------      -----------------------    --------------------
(State of incorporation)     (Commission File Number)      (IRS Employer
                                                         Identification No.)

                           9911 Brecksville Road
                            Cleveland Ohio 44141
                   --------------------------------------
                  (Address of Principal Executive Offices)
                                 (Zip Code)

                               (216) 447-5000
           -----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No |_|

   Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Exchange Act).  Yes |_|     No X

   As of May 13, 2003, there is 1 share of registrant's common stock outstanding.

                                Noveon, Inc.

           Index to Form 10-Q for the Quarter Ended March 31, 2003




PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Income Statement--Three months
            ended March 31, 2003 and 2002....................................3

           Condensed Consolidated Balance Sheet--March 31, 2003 and
            December 31, 2002................................................4

           Condensed Consolidated Statement of Cash Flows--Three months ended March 31, 2003 and 2002.....................................5

           Notes to Condensed Consolidated Financial Statements..............6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................20

   Item 3. Quantitative and Qualitative Disclosures of Market Risk..........31

   Item 4. Controls and Procedures..........................................32


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.................................33

                                Noveon, Inc.

                  Condensed Consolidated Income Statement
                           (dollars in millions)


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        2003       2002
                                                   ------------------------
                                                          (unaudited)

Sales                                                $  282.3    $ 259.4
Cost of sales                                           200.5      177.0
                                                   ------------------------

Gross profit                                             81.8       82.4
Selling and administrative expenses                      50.4       49.1
Amortization expense                                      3.6        3.8
Restructuring and consolidation costs                     2.0        0.1
                                                   ------------------------

Operating income                                         25.8       29.4
Interest expense--net                                    18.0       19.3
Other (income) expense--net                              (0.1)       0.2
                                                   ------------------------
Income before income taxes and cumulative
  effect of accounting change                             7.9        9.9
Income tax expense                                        2.1        1.4
                                                   ------------------------
Income before cumulative effect
  of accounting change                                    5.8        8.5
Cumulative effect of accounting change--
  net of tax                                              0.5        -
                                                   ------------------------
Net income                                           $    5.3    $   8.5
                                                   ========================


See notes to condensed consolidated financial statements.

                                Noveon, Inc.

                    Condensed Consolidated Balance Sheet
                           (dollars in millions)

                                                  MARCH 31,   DECEMBER 31,
                                                    2003          2002
                                                ---------------------------
                                                (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $   70.7     $  79.5
Accounts and notes receivable, net of allowances
  ($9.2 and $9.0 at March 31, 2003 and
  December 31, 2002, respectively)                    159.4       135.7
Inventories                                           142.8       144.1
Prepaid expenses and other current assets              10.8         7.2
                                                ---------------------------
TOTAL CURRENT ASSETS                                  383.7       366.5

Property, plant and equipment--net                    669.3       670.7
Goodwill                                              374.8       365.5
Identifiable intangible assets--net                   180.1       182.1
Receivable from Parent                                  1.2         1.2
Other assets                                           42.3        43.1
                                                ---------------------------
TOTAL ASSETS                                       $1,651.4    $1,629.1
                                                ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term bank debt                               $    0.1     $   0.4
Accounts payable                                      124.0       111.2
Accrued expenses                                       52.2        70.6
Income taxes payable                                    6.8         5.3
Current maturities of long-term debt                    6.7           -
                                                ---------------------------
TOTAL CURRENT LIABILITIES                             189.8       187.5

Long-term debt                                        859.1       847.1
Postretirement benefits other than pensions             5.7         5.8
Accrued pensions                                       35.6        34.9
Deferred income taxes                                  17.8        18.1
Accrued environmental                                  18.2        18.2
Other non-current liabilities                          20.0        17.8

STOCKHOLDER'S EQUITY
Common stock                                              -           -
Paid in capital                                       498.0       498.0
Retained earnings (deficit)                             3.4        (1.9)
Accumulated other comprehensive income                  3.8         3.6
                                                ---------------------------
TOTAL STOCKHOLDER'S EQUITY                            505.2       499.7
                                                ---------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $1,651.4     $1,629.1
                                                ===========================


See notes to condensed consolidated financial statements.

                                Noveon, Inc.

               Condensed Consolidated Statement of Cash Flows
                           (dollars in millions)


                                                      THREE MONTHS ENDED
                                                            MARCH 31,

                                                       2003         2002
                                                  ---------------------------
                                                          (unaudited)
OPERATING ACTIVITIES
Net income                                           $    5.3     $   8.5
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Cumulative effect of accounting change--net of
     tax                                                  0.5           -
   Depreciation and amortization                         21.8        20.9
   Deferred income taxes                                 (0.1)          -
   Debt issuance cost amortization in interest
     expense                                              1.4         1.4
   Change in assets and liabilities, net of
     effects of acquisitions of businesses              (28.6)      (28.0)
                                                  ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 0.3         2.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment              (16.5)       (4.9)
Payments made in connection with acquisitions,
  net of cash acquired                                  (10.7)          -
                                                  ---------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                 (27.2)       (4.9)

FINANCING ACTIVITIES
(Decrease) increase in short-term debt                   (0.3)        0.1
Net proceeds from borrowings on revolving credit
  facility                                               18.5           -
Payments on long-term borrowings                            -        (7.2)
                                                  ---------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         18.2        (7.1)

Effect of exchange rate changes on cash and cash
  equivalents                                            (0.1)       (0.1)
                                                  ---------------------------
Net (decrease) in cash and cash equivalents              (8.8)       (9.3)
Cash and cash equivalents at beginning of period         79.5       120.0
                                                  ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   70.7     $ 110.7
                                                  ===========================


 See notes to condensed consolidated financial statements.

                                Noveon, Inc.
           Periods of Three Months Ended March 31, 2003 and 2002

      Notes to Condensed Consolidated Financial Statements (unaudited)


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Earnings per share data are not presented because the common stock of Noveon, Inc. (the "Company") is not publicly traded and the Company is a wholly owned subsidiary of Noveon International, Inc. ("International" or "Parent").

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

B. ACQUISITIONS

The Company's Specialty Materials segment purchased selected assets and technology from a European extruder of electrostatic dissipative sheet in February 2003 and made an investment in a company that produces TPU-based cushion technology in March 2003. Also, in March 2003, the Company's Performance Coatings segment purchased certain coatings technology and manufacturing assets. The aggregate purchase price paid for these acquisitions and investment was $10.7 million, which was allocated to the assets acquired and resulted in goodwill of $9.3 million.

C. NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's consolidated financial condition or results of operations.

                                Noveon, Inc.

D. INVENTORIES

The components of inventory consist of the following:

                                                   MARCH 31,   DECEMBER 31,
                                                      2003         2002
                                                ----------------------------
                                                        (IN MILLIONS)

   Raw materials                                   $   32.5     $   33.1
   Work in process                                      3.1          3.6
   Finished products                                  107.2        107.4
                                                ----------------------------
                                                   $  142.8     $  144.1
                                                ============================

At March 31, 2003 and December 31, 2002, LIFO inventory approximated first-in, first-out (FIFO) cost.

E. ASSET RETIREMENT OBLIGATIONS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company adopted this statement effective January 1, 2003. Under the new standard, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be determined. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of this change in accounting principle resulted in a first quarter charge of $0.5 million (net of income taxes of $0.2 million). The effect of the change on the three months ended March 31, 2003 was not material to the results of operations. The pro forma effects as if the Company had adopted SFAS No. 143 on January 1, 2002 are not material to the results of operations.

                                Noveon, Inc.

F. FINANCING ARRANGEMENTS

The Company has interest rate swap agreements to limit its exposure to interest rate fluctuations. In the first quarter of 2003, the Company entered into an additional interest rate swap agreement with a notional amount of $25.0 million. Under the terms of the agreement, the Company will pay a fixed rate of interest of 2.92% through 2007.

G. INCOME TAXES

The Company's operations will be included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

For the three months ended March 31, 2003 and even more so for the three months ended March 31, 2002, the effective tax rate differed from the federal statutory rate predominately due to decreases in the income tax rate as a result of the reversal of tax valuation allowances previously recorded for the Company's domestic operations. In addition, decreases in the income tax rate resulted from certain income tax credits and the effective tax rate differential on consolidated foreign subsidiaries. The decreases in the income tax rate were partially offset by increases in tax valuation allowance amounts associated with the Company's foreign operations and other nondeductible items.

As of March 31, 2003, management has determined, based on the Company's new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, under the provisions of SFAS No. 109, a valuation allowance of $36.7 million at March 31, 2003 has been established. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

                                Noveon, Inc.

G. INCOME TAXES (CONTINUED)

In determining the adequacy of the $36.7 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain the tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

H. SEGMENT INFORMATION

Consistent with the Company's focus on industries and end-use applications, its operations are organized into three reportable business segments:
Consumer Specialties, Specialty Materials and Performance Coatings.

Segment operating income is total segment revenue reduced by operating expenses identifiable within that business segment. Restructuring and consolidation costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments.

The following tables summarize business segment information:

                                            THREE MONTHS ENDED MARCH 31,
                                           2003      %       2002       %
                                       --------------------------------------
                                                (DOLLARS IN MILLIONS)
   Sales
     Consumer Specialties                 $ 82.9   29.4%    $ 66.9    25.8%
     Specialty Materials                   104.7   37.1%      98.1    37.8%
     Performance Coatings                   94.7   33.5%      94.4    36.4%
                                       --------------------------------------
   Total sales                            $282.3  100.0%    $259.4   100.0%
                                       ======================================
   Gross profit
     Consumer Specialties                 $ 22.4   27.0%    $ 20.0    29.9%
     Specialty Materials                    36.5   34.9%      36.1    36.8%
     Performance Coatings                   22.9   24.2%      26.3    27.9%
                                       -----------       ------------
   Total gross profit                     $ 81.8   29.0%    $ 82.4    31.8%
                                       ===========       ============
   Operating income (loss)
     Consumer Specialties                 $ 11.7   14.1%    $ 10.6    15.8%
     Specialty Materials                    20.5   19.6%      21.3    21.7%
     Performance Coatings                   11.2   11.8%      15.1    16.0%
                                       -----------       ------------
      Total segment operating
        income                              43.4   15.4%      47.0    18.1%
     Corporate costs                       (15.6)  (5.6)%    (17.5)   (6.8)%
     Restructuring and
       consolidation costs                  (2.0)  (0.7)%     (0.1)      -
                                       --------------------------------------
   Total operating income                 $ 25.8    9.1%    $ 29.4    11.3%
                                       ======================================

                                Noveon, Inc.

I. COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2003        2002
                                                   ----------------------
                                                        (IN MILLIONS)

 Net income                                           $  5.3     $  8.5
 Net change related to cash
   flow hedges                                             -        1.3
 Cumulative translation adjustment                       0.2       (1.0)
                                                   ----------------------
 Total comprehensive income                           $  5.5     $  8.8
                                                   ======================

J. STOCK-BASED COMPENSATION

The Company's Parent has a stock option plan in which certain eligible employees of the Company participate. The Company accounts for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price at or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        2003      2002
                                                    ----------------------
                                                        (IN MILLIONS)

 Net income as reported                                $  5.3    $  8.5
 Deduct:  total stock-based employee compensation
   expense determined under the fair value based
   method for all awards, net of related tax
   effects                                               (0.5)     (0.4)
                                                    ----------------------
 Pro forma net income                                  $  4.8    $  8.1
                                                    ======================

                                Noveon, Inc.

J. STOCK-BASED COMPENSATION (CONTINUED)

The effects of applying SFAS No. 123 may not be representative of the effects on reportable net income in future years.

K. RESTRUCTURING AND CONSOLIDATION COSTS

In order to increase efficiency and productivity and to reduce costs, the Company has reduced headcount at various administrative and manufacturing facilities in 2003. All headcount reductions comprising the $1.7 million of restructuring and consolidation costs were completed by March 31, 2003. The restructuring accrual at March 31, 2003 is summarized below:

                          BALANCE                              BALANCE
                         JANUARY 1,                           MARCH 31,
   (IN MILLIONS)            2003      PROVISION   ACTIVITY       2003
   -----------------------------------------------------------------------

   Personnel-related
     costs                 $   -        $ 1.7      $ 0.3       $ 1.4
                        ==================================================

During 2002, the Company consolidated its static control manufacturing facilities into its Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual at March 31, 2003 is summarized below:

                          BALANCE                              BALANCE
                         JANUARY 1,                           MARCH 31,
   (IN MILLIONS)            2003      PROVISION   ACTIVITY       2003
   -----------------------------------------------------------------------

   Facility closure
     costs                 $ 0.2        $ -        $ -         $ 0.2
                        ==================================================

                                Noveon, Inc.

K. RESTRUCTURING AND CONSOLIDATION COSTS (CONTINUED)

In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company has reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company planned to eliminate approximately 440 positions. Approximately 95% of the affected employees have left their positions as of March 31, 2003. The restructuring accrual at March 31, 2003 is summarized below:

                         BALANCE                              BALANCE
                        JANUARY 1,                           MARCH 31,
   (IN MILLIONS)           2003      PROVISION   ACTIVITY      2003
   ----------------------------------------------------------------------

   Personnel-related
     costs                $ 2.1        $   -      $ 0.8       $ 1.3
   Facility closure
     costs                  0.6            -        0.2         0.4
   Relocation and
     restructuring
     expense                  -          0.3        0.3           -
                       ------------------------------------------------
                          $ 2.7        $ 0.3      $ 1.3       $ 1.7
                       ================================================

L. CONTINGENCIES

The Company has numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. The Company has numerous sales commitments for product supply contracts incident to the ordinary course of business.

General--There are pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

                                Noveon, Inc.

L. CONTINGENCIES (CONTINUED)

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

The Company initiates corrective and/or preventive environmental projects of its own to ensure environmental compliance and safe and lawful activities at its current operations. The Company also conducts a compliance and management systems audit program. The Company believes that compliance with current laws and regulations will not have a material adverse effect on its capital expenditures, results of operations, cash flows or competitive position.

The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial action election and implementation, as well as negotiations with other PRPs and governmental agencies.

Goodrich Corporation ("Goodrich") provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's March 31, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

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

                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

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


                                        THREE MONTHS ENDED MARCH 31, 2003
                         --------------------------------------------------------------
                                      COMBINED      COMBINED
                            THE      GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA     COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   TOTAL
---------------------------------------------------------------------------------------
                                                  (IN MILLIONS)

Sales                      $166.7    $   47.5       $   97.5       $ (29.4)    $282.3
Cost of sales               112.2        44.8           72.9         (29.4)     200.5
                         --------------------------------------------------------------
Gross profit                 54.5         2.7           24.6             -       81.8
Selling and
  administrative
  expenses                   32.7         2.5           15.2             -       50.4
Amortization expense          0.1         2.3            1.2             -        3.6
Restructuring and
  consolidation costs         1.6           -            0.4             -        2.0
                         --------------------------------------------------------------
Operating income (loss)      20.1        (2.1)           7.8             -       25.8
Interest expense--net        16.1         1.7            0.2             -       18.0
Other (income)
  expense--net               (0.2)       (0.2)           0.3             -       (0.1)
                         --------------------------------------------------------------
Income (loss) before
  income taxes
  and cumulative effect
  of accounting change        4.2        (3.6)           7.3             -        7.9
Income tax expense
  (benefit)                     -        (0.2)           2.3             -        2.1
                         --------------------------------------------------------------
Income (loss) before
  cumulative effect of
  accounting change           4.2        (3.4)           5.0             -        5.8
Cumulative effect of
  accounting change--net
  of tax                        -           -            0.5             -        0.5
                         --------------------------------------------------------------
Net income (loss)          $  4.2    $   (3.4)      $    4.5       $     -     $  5.3
                         ==============================================================


                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                 MARCH 31, 2003
                         --------------------------------------------------------------
                                      COMBINED      COMBINED
                            THE      GUARANTOR    NON-GUARANTOR
BALANCE SHEET DATA        COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TOTAL
---------------------------------------------------------------------------------------
                                                  (IN MILLIONS)
CURRENT ASSETS
Cash and cash
equivalents               $   9.2     $   0.6        $  60.9       $      -    $   70.7
Accounts and notes
receivable                   71.3        25.8           62.3              -       159.4
Inventories                  68.0        29.8           45.0              -       142.8
Prepaid expenses and
  other
  current assets              7.2         1.1            2.5              -        10.8
                         --------------------------------------------------------------
TOTAL CURRENT ASSETS        155.7        57.3          170.7              -       383.7

Property, plant and
equipment-net               395.6       101.1          172.6              -       669.3
Goodwill                    250.0         0.5          124.3              -       374.8
Identifiable intangible
 assets-net                   3.5       119.9           56.7              -       180.1
Intercompany receivables    380.3           -           24.4         (404.7)          -
Investment in
  subsidiaries              436.7        48.9              -         (485.6)          -
Receivable from Parent        1.2           -              -              -         1.2
Other assets                 34.1         7.7            0.5              -        42.3
                         --------------------------------------------------------------
TOTAL ASSETS             $1,657.1     $ 335.4        $ 549.2       $ (890.3)   $1,651.4
                         ==============================================================
CURRENT LIABILITIES
Short-term bank debt     $      -     $     -        $   0.1       $      -    $    0.1
Accounts payable             76.6        11.8           35.6              -       124.0
Accrued expenses             38.0         4.6            9.6              -        52.2
Income taxes payable          -             -            6.8              -         6.8
Current maturities of
  debt                        6.7           -              -              -         6.7
                         --------------------------------------------------------------
TOTAL CURRENT
  LIABILITIES               121.3        16.4           52.1              -       189.8

Long-term debt              858.8           -            0.3              -       859.1
Postretirement benefits
  other than pensions         4.4         1.3              -              -         5.7
Accrued pensions             22.5         6.3            6.8              -        35.6
Deferred income taxes           -           -           17.8                       17.8
Accrued environmental         1.2        17.0              -              -        18.2
Intercompany payables       159.9       155.1           89.7         (404.7)          -
Other non-current
  liabilities                16.8           -            3.2              -        20.0
                         --------------------------------------------------------------
TOTAL LIABILITIES         1,184.9       196.1          169.9         (404.7)    1,146.2

STOCKHOLDER'S EQUITY
Capital stock                   -       145.7          339.9         (485.6)          -
Paid in capital             498.0           -              -              -       498.0
Retained earnings
  (deficit)                 (11.1)       (6.4)          20.9              -         3.4
Accumulated other
  comprehensive income
  (loss)                    (14.7)          -           18.5              -         3.8
                         --------------------------------------------------------------
TOTAL STOCKHOLDER'S
  EQUITY                    472.2       139.3          379.3         (485.6)      505.2
                         --------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY   $1,657.1     $ 335.4        $ 549.2       $ (890.3)   $1,651.4
                         ==============================================================


                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                        THREE MONTHS ENDED MARCH 31, 2003
                         --------------------------------------------------------------
                                      COMBINED      COMBINED
                            THE      GUARANTOR    NON-GUARANTOR
CASH FLOW DATA            COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TOTAL
---------------------------------------------------------------------------------------
                                                  (IN MILLIONS)
Net cash provided
  (used) by operating
  activities             $ (19.5)     $   5.5        $  14.3         $   -       $  0.3
Investing activities:
  Purchases of
    property, plant
    and equipment           (7.1)        (5.0)          (4.4)            -        (16.5)
  Payments made in
    connection with
    acquisitions, net
    of cash acquired       (10.4)           -           (0.3)            -        (10.7)
                         ---------------------------------------------------------------
Net cash (used) by
  investing activities     (17.5)        (5.0)          (4.7)                     (27.2)
Financing activities:
  Decrease in
    short-term debt            -            -           (0.3)            -         (0.3)
  Net proceeds from
    borrowings on
    revolving credit
    facility                18.5            -              -             -         18.5
                         ---------------------------------------------------------------
Net cash provided
  (used) by financing
  activities                18.5            -           (0.3)            -         18.2
Effect of exchange rate
  changes on cash and
  cash equivalents             -            -           (0.1)            -         (0.1)
                         ---------------------------------------------------------------
Net (decrease) increase
  in cash and cash
  equivalents              (18.5)         0.5            9.2             -         (8.8)
Cash and cash
  equivalents at
  beginning of period       27.7          0.1           51.7             -         79.5
                         ---------------------------------------------------------------
Cash and cash
  equivalents
  at end of period       $   9.2      $   0.6        $  60.9         $   -      $  70.7
                         ===============================================================


                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                        THREE MONTHS ENDED MARCH 31, 2002
                         ----------------------------------------------------------------
                                      COMBINED      COMBINED
                            THE      GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA     COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TOTAL
-----------------------------------------------------------------------------------------
                                                  (IN MILLIONS)

Sales                      $ 163.4   $   41.4      $   78.8         $ (24.2)    $ 259.4
Cost of sales                105.9       35.7          59.6           (24.2)      177.0
                         ----------------------------------------------------------------
Gross profit                  57.5        5.7          19.2               -        82.4
Selling and
  administrative
  expenses                    35.3        2.6          11.2               -        49.1
Amortization expense             -        2.1           1.7               -         3.8
Restructuring and
  consolidation costs            -          -           0.1               -         0.1
                         ----------------------------------------------------------------
Operating income              22.2        1.0           6.2               -        29.4
Interest expense
  (income)--net               19.1       (0.3)          0.5               -        19.3
Other expense--net               -          -           0.2               -         0.2
                         ----------------------------------------------------------------
Income before income
  taxes                        3.1        1.3           5.5               -         9.9
Income tax expense             0.1        0.1           1.2               -         1.4
                         ----------------------------------------------------------------
Net income                 $   3.0   $    1.2      $    4.3         $     -     $   8.5
                         ================================================================



                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                       DECEMBER 31, 2002
                                ----------------------------------------------------------------
                                             COMBINED      COMBINED
                                   THE      GUARANTOR    NON-GUARANTOR
BALANCE SHEET DATA               COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TOTAL
------------------------------------------------------------------------------------------------
                                                         (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents       $   27.7     $   0.1        $  51.7       $      -      $ 79.5
Accounts and notes receivable       58.4        20.0           57.3              -       135.7
Inventories                         66.3        30.3           47.5              -       144.1
Prepaid expenses and other
 current assets                      4.0         0.9            2.3              -         7.2
                                ----------------------------------------------------------------
TOTAL CURRENT ASSETS               156.4        51.3          158.8                      366.5

Property, plant and
  equipment--net                   399.3        98.2          173.2              -       670.7
Goodwill                           246.2         0.5          118.8              -       365.5
Identifiable intangible
  assets--net                        2.6       121.8           57.7              -       182.1
Intercompany receivables           358.6         0.7           23.8         (383.1)          -
Investment in subsidiaries         430.8        48.9              -         (479.7)          -
Receivable from Parent               1.2           -              -              -         1.2
Other assets                        35.0         7.6            0.5              -        43.1
                                ----------------------------------------------------------------
TOTAL ASSETS                    $1,630.1     $ 329.0        $ 532.8       $ (862.8)   $1,629.1
                                ================================================================
CURRENT LIABILITIES
 Short-term bank debt           $      -     $   0.1        $   0.3       $      -    $    0.4
 Accounts payable                   62.5        11.8           36.9              -       111.2
 Accrued expenses                   57.5         5.0            8.1              -        70.6
 Income taxes payable                  -           -            5.3              -         5.3
                                ----------------------------------------------------------------
TOTAL CURRENT LIABILITIES          120.0        16.9           50.6              -       187.5

Long-term debt                     846.8           -            0.3              -       847.1
Postretirement benefits
  other than pensions                4.5         1.3              -              -         5.8
Accrued pensions                    22.1         6.2            6.6              -        34.9
Deferred income taxes                  -           -           18.1              -        18.1
Accrued environmental                1.4        16.8              -              -        18.2
Intercompany payables              151.5       142.6           89.0         (383.1)          -
Other non-current liabilities       15.8           -            2.0              -        17.8
                                ----------------------------------------------------------------
TOTAL LIABILITIES                1,162.1       183.8          166.6         (383.1)    1,129.4

STOCKHOLDER'S EQUITY
Capital stock                          -       148.2          331.5         (479.7)          -
Paid in capital                    498.0           -              -              -       498.0
Retained (deficit) earnings        (15.3)       (3.0)          16.4              -        (1.9)
Accumulated other
  comprehensive income (loss)      (14.7)          -           18.3              -         3.6
                                ----------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY         468.0       145.2          366.2         (479.7)      499.7
                                ----------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY          $1,630.1     $ 329.0        $ 532.8       $ (862.8)   $1,629.1
                                ================================================================


                                Noveon, Inc.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                        THREE MONTHS ENDED MARCH 31, 2002
                         ----------------------------------------------------------------
                                      COMBINED      COMBINED
                            THE      GUARANTOR    NON-GUARANTOR
CASH FLOW DATA            COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   TOTAL
-----------------------------------------------------------------------------------------
                                                  (IN MILLIONS)
Net cash provided
  (used) by operating
  activities             $  (5.9)     $   0.7       $   8.0          $   -       $  2.8
Investing activities:
  Purchases of
    property, plant
    and equipment           (3.2)        (0.8)         (0.9)             -         (4.9)
                         ----------------------------------------------------------------
Net cash used by
  investing activities      (3.2)        (0.8)         (0.9)             -         (4.9)
Financing activities:
  Increase in
  short-term debt              -            -           0.1              -          0.1
  Payments on long-term
    borrowings              (7.2)           -             -              -         (7.2)
                         ----------------------------------------------------------------
Net cash (used)
  provided by financing
  activities                (7.2)           -           0.1              -         (7.1)
Effect of exchange rate
  changes
  on cash and cash
  equivalents                  -            -          (0.1)             -         (0.1)
                         ----------------------------------------------------------------
(Decrease) increase in
  cash and cash
  equivalents              (16.3)        (0.1)          7.1              -         (9.3)
Cash and cash
  equivalents at
  beginning of period       94.6          0.3          25.1              -        120.0
                         ----------------------------------------------------------------
Cash and cash
  equivalents
  at end of period       $  78.3      $   0.2       $  32.2          $   -       $110.7
                         ================================================================

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

ACQUISITIONS

The Specialty Materials segment purchased selected assets and technology from a European extruder of electrostatic dissipative sheet in February 2003 and made an investment in a company that produces TPU-based cushion technology in March 2003. Also, in March 2003, the Performance Coatings segment purchased certain coatings technology and manufacturing assets. The aggregate purchase price paid for these acquisitions and investment was $10.7 million, which was allocated to the assets acquired and resulted in goodwill of $9.3 million.

RESTRUCTURING MATTERS

In order to increase efficiency and productivity and to reduce costs, the Company has reduced headcount at various administrative and manufacturing facilities in 2003. All headcount reductions comprising the $1.7 million of restructuring and consolidation costs were completed by March 31, 2003. As of March 31, 2003, approximately $1.4 million remains accrued for restructuring costs with the remaining costs to be paid by 2004.

During 2002, we consolidated our static control manufacturing facilities into our Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve the productivity of our electronics industry-related product lines. In conjunction with this consolidation, we incurred personnel-related charges as well as closure costs, totaling $1.3 million, related to this leased facility in 2002.

In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we planned to eliminate approximately 440 positions. Approximately 95% of the affected employees have left their positions as of March 31, 2003. As of March 31, 2003, approximately $1.7 million remains accrued for restructuring costs with most of the remaining costs anticipated to be paid in 2003.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2002

TOTAL COMPANY ANALYSIS

Sales. Sales increased $22.9 million, or 8.8%, from $259.4 million for the three months ended March 31, 2002 to $282.3 million for the three months ended March 31, 2003. The increase in sales was attributable to the strength of the Euro, incremental sales of $8.1 million associated with acquisitions and increased volumes. Improved volumes and the strength of the Euro were principally responsible for sales increases of $5.9 million within our personal care product lines, $4.3 million in Estane(R) TPU, $2.9 million in our pharmaceutical product lines, and $2.1 million in our TempRite(R) CPVC product lines. Increased sales of $7.3 million within the food and beverage product lines were due primarily to the impact of acquisitions, increased volumes and favorable pricing. Sales within the performance coatings segment were relatively flat as sales increases attributable to the strength in the Euro and incremental sales associated with acquisitions were offset by lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines.

Cost of Sales. Cost of sales as a percentage of sales increased from 68.2% for the three months ended March 31, 2002 to 71.0% for the three months ended March 31, 2003. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in raw material and utility costs across all segments.

Gross Profit. Gross profit decreased $0.6 million, or 0.7%, from $82.4 million for the three months ended March 31, 2002 to $81.8 million for the three months ended March 31, 2003. As a percentage of sales, gross profit decreased from 31.8% for the three months ended March 31, 2002 to 29.0% for the three months ended March 31, 2003. The decrease in gross profit and gross profit as a percentage of sales was primarily associated with increases in raw material and utility costs.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.3 million, or 2.6%, from $49.1 million for the three months ended March 31, 2002 to $50.4 million for the three months ended March 31, 2003. The increase in selling and administrative expenses was primarily related to the impact of the stronger Euro, the addition of sales and marketing resources that contributed to increased sales and the addition of research and development resources. The increase was partially offset by reduced spending and headcount reductions. Selling and administrative expenses as a percentage of sales declined from 18.9% for the three months ended March 31, 2002 to 17.9% for the three months ended March 31, 2003.

Amortization Expense. Amortization expense totaled $3.8 million for the three months ended March 31, 2002 and was comparable to $3.6 million for the three months ended March 31, 2003.

Restructuring and Consolidation Costs. Restructuring and consolidation costs increased $1.9 million from $0.1 million for the three months ended March 31, 2002 to $2.0 million for the three months ended March 31, 2003. These expenses relate to our effort to increase efficiency and productivity and to reduce costs.

Operating Income. Operating income decreased by $3.6 million, or 12.2%, from $29.4 million for the three months ended March 31, 2002 to $25.8 million for the three months ended March 31, 2003. The decrease in operating income was primarily attributable to increases in raw material costs, restructuring and consolidation costs and increased selling and administrative expenses. The decrease was partially offset by increased volumes within our personal care, TempRite(R) CPVC and Estane(R) TPU product lines, lower manufacturing spending, the strength in the Euro and the impact of acquisitions.

Interest Expense-Net. Interest expense was $19.3 million for the three months ended March 31, 2002 and $18.0 million for the three months ended March 31, 2003. The decrease in interest expense was attributable to lower interest rates and lower average debt outstanding in 2003.

Other (Income) Expense-Net. Other expense was $0.2 million for the three months ended March 31, 2002 and other income was $0.1 million for the three months ended March 31, 2003.

Income Tax Expense. Income tax expense was $1.4 million for the three months ended March 31, 2002 compared to $2.1 million for the three months ended March 31, 2003. The income tax expense for the three months ended March 31, 2002 and 2003 was primarily associated with our international operations. The effective tax rate for the three months ended March 31, 2002 and 2003 was 14.1% and 26.6%, respectively.

For the three months ended March 31, 2003 and even more so for the three months ended March 31, 2002, the effective tax rate differed from the federal statutory rate predominately due to decreases in the income tax rate as a result of the reversal of tax valuation allowances previously recorded for our domestic operations. In addition, decreases in the income tax rate resulted from certain income tax credits and the effective tax rate differential on consolidated foreign subsidiaries. The decreases in the income tax rate were partially offset by increases in tax valuation allowance amounts associated with our foreign operations and other nondeductible items.

The increase in the effective tax rate for the first quarter of 2003 as compared to the first quarter of 2002 was principally related to a net increase in valuation allowances recorded in 2003.

As of March 31, 2003, we have determined, based on our new capital structure and lack of prior earnings history based on this new structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, we intend to maintain the tax valuation allowances recorded at March 31, 2003 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

Cumulative Effect of Accounting Change-Net of Tax. The cumulative effect of accounting change was $0.5 million for the three months ended March 31, 2003 and relates to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003.

Net Income. As a result of the factors discussed above, net income decreased by $3.2 million from $8.5 million for the three months ended March 31, 2002 to $5.3 million for the three months ended March 31, 2003.

SEGMENT ANALYSIS

Consumer Specialties. Sales increased $16.0 million, or 23.9%, from $66.9 million for the three months ended March 31, 2002 to $82.9 million for the three months ended March 31, 2003. The increase is primarily attributable to the impact of higher sales of $5.9 million in our personal care product lines, principally due to higher Carbopol(R) acrylic thickener sales and the successful launch of new products, and higher sales of $2.9 million within our pharmaceutical product lines due primarily to a stronger Euro and increased sales volumes. Additionally, the impact of acquisitions, increased volumes and favorable pricing contributed to increased sales of $7.3 million within our food and beverage product lines.

Gross profit increased $2.4 million, or 12.0%, from $20.0 million for the three months ended March 31, 2002 to $22.4 million for the three months ended March 31, 2003. The increase in gross profit was primarily associated with higher personal care volumes and the strength in the Euro offset by increased raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit decreased from 29.9% for the three months ended March 31, 2002 to 27.0% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of sales is due to increases in raw material and utility costs.

Operating income increased $1.1 million, or 10.4%, from $10.6 million for the three months ended March 31, 2002 to $11.7 million for the three months ended March 31, 2003. The increase was primarily associated with higher personal care volumes and the strength in the Euro offset by increased raw material and utility costs within our food and beverage product lines.

Specialty Materials. Sales increased by $6.6 million, or 6.7%, from $98.1 million for the three months ended March 31, 2002 to $104.7 million for the three months ended March 31, 2003. The increase was primarily attributable to $4.3 million in higher sales within our Estane(R) TPU product lines, principally related to a stronger Euro and higher volumes, partially offset by competitive pricing pressure, and $2.1 million of higher sales within our TempRite(R) CPVC product lines, principally due to increased volumes.

Gross profit increased $0.4 million, or 1.1%, from $36.1 million for the three months ended March 31, 2002 to $36.5 million for the three months ended March 31, 2003. The increase in gross profit was primarily attributable to higher volumes within our Estane(R) TPU and TempRite(R) CPVC product lines, offset by increased raw material and utility costs and competitive pricing pressure. As a percentage of sales, gross profit decreased from 36.8% for the three months ended March 31, 2002 to 34.9% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of sales is due to increases in raw material and utility costs.

Operating income for the segment decreased $0.8 million, or 3.8%, from $21.3 million for the three months ended March 31, 2002 to $20.5 million for the three months ended March 31, 2003. The decrease was primarily attributable to higher raw material and utility costs, competitive pricing pressure and increased selling and administrative expenses, primarily related to the addition of sales and marketing resources, offset by increased volumes within our Estane(R) TPU and TempRite(R) CPVC product lines.

Performance Coatings. Sales increased $0.3 million, or 0.3%, from $94.4 million for the three months ended March 31, 2002 to $94.7 million for the three months ended March 31, 2003. The increase was primarily attributable to the strength in the Euro and the impact of acquisitions, offset by lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines.

Gross profit decreased $3.4 million, or 12.9%, from $26.3 million for the three months ended March 31, 2002 to $22.9 million for the three months ended March 31, 2003. The decrease in gross profit was primarily attributable to higher raw material and utility costs and lower sales volumes in our engineered paper, paints and coatings and textile finishing product lines, offset by the impact of acquisitions and the strength in the Euro. As a percentage of sales, gross profit decreased from 27.9% for the three months ended March 31, 2002 to 24.2% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of sales is due to increases in raw material and utility costs.

Operating income decreased $3.9 million, or 25.8%, from $15.1 million for the three months ended March 31, 2002 to $11.2 million for the three months ended March 31, 2003. The decrease was primarily attributable to increased raw material and utility costs and lower sales volumes in our engineered paper, paints and coatings and textile finishing product lines, offset by the impact of acquisitions and the strength in the Euro.

Corporate. Corporate costs decreased $1.9 million, or 10.9%, from $17.5 million for the three months ended March 31, 2002 to $15.6 million for the three months ended March 31, 2003. This decrease was primarily the result of reduced spending and headcount reductions.

RAW MATERIAL COST TRENDS

Raw material prices have been increasing and some forecasts anticipate that these costs will continue to remain at levels in excess of 2002. Raw material cost increases could have an unfavorable impact on our financial results. We benefited from reduced costs for raw materials for the three months ended March 31, 2002 compared to the comparable period in 2003.

STRENGTH IN THE EURO

We have benefited from the strength in the Euro for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Changes in the Euro can have a significant impact on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

Our credit facilities include (1) a Term Loan A facility in the original amount of $125.0 million that matures in 2007, (2) a Term Loan B facility in the original amount of $510.0 million that matures in 2008 and (3) a revolving credit facility in the amount of $125.0 million that matures in 2007. A portion of the revolving credit facility is available in various foreign currencies. A portion of Term Loan A and Term Loan B are denominated in Euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. We and each of our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities.

As of March 31, 2003, we had a cash balance of $70.7 million. We had $101.4 million available under the $125.0 million revolving credit facility, net of $18.5 million of borrowings and $5.1 million of outstanding letters of credit. As of March 31, 2003, the balance of Term Loan A was $73.0 million, and the balance of Term Loan B was $499.0 million.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default. As of March 31, 2003, we were in compliance with all of the covenants of our credit facilities.

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

CASH FLOWS

Cash flows provided by operating activities decreased $2.5 million from $2.8 million in the three months ended March 31, 2002 to $0.3 million in the three months ended March 31, 2003. The decrease was primarily related to a reduction in operating results and increased working capital related to sales growth period over period.

Investing activities included payments made in connection with acquisitions of $10.7 million and $16.5 of purchases of property, plant and equipment in the three months ended March 31, 2003. Investing activities used $4.9 million for purchases of property, plant and equipment in the three months ended March 31, 2002.

Financing activities provided $18.2 million for the three months ended March 31, 2003, primarily related to borrowings on our revolving credit facility. Financing activities used $7.1 million for the three months ended March 31, 2002, primarily related to the principal payments on our Term Loans.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the three months ended March 31, 2003 were $16.5 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for using cash on hand and proceeds from our revolving credit facility. We expect capital expenditures for the years 2003 and 2004 to be between $50.0 million and $60.0 million annually.

CONTINGENCIES

We have numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. We have numerous sales commitments to supply product incident to the ordinary course of business.

GENERAL

There are pending or threatened claims, lawsuits and administrative proceedings against us or our subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. We believe that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on our consolidated financial position, results of operations or cash flows. From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our March 31, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligation of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

We believe that our reserves are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We adopted this statement on January 1, 2003. We recorded a liability for the expected present value of future asset retirement obligations costs of $1.1 million, increased net property, plant and equipment by $0.4 million and recognized a charge of $0.5 million, net of tax, related to the cumulative effect of this change in accounting principle.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on the Company's consolidated financial position or results of operations.

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

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. As of March 31, 2003, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $14.7 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive income.

We enter into currency forward exchange contracts, totaling $11.9 million as of March 31, 2003, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts was not material to our results of operations, cash flow or financial position.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the three months ended March 31, 2003, we recognized $0.2 million of net losses included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

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

In determining the adequacy of the valuation allowance, which totaled $36.7 million as of March 31, 2003, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

Although we generated sufficient income through March 31, 2003 to realize certain deferred tax assets, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, continuing cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, primarily by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at March 31, 2003 was not material to our results of operations, cash flow or financial position.

We sell to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposure is the Euro.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income.

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. Our interest rate swap agreements as of March 31, 2003 qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The change in the fair value of the interest rate swap agreements was not material to stockholder's equity for the three months ended March 31, 2003.

At March 31, 2003, we carried $865.9 million of outstanding debt on our balance sheet, with $385.9 million of that total, net of $205.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 2003, interest expense would increase or decrease by $0.6 million. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 2003, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $15.8 million.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. Our Disclosure Committee, which is comprised of members of operational and functional management, reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

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

PART II:  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        EXHIBIT
        NUMBER         EXHIBIT DESCRIPTION
       ----------  -----------------------------

         10.1      Noveon, Inc. Management Incentive Plan.*
         99.1      Section 906 Certificates.

        *We agree to furnish supplementary to the Commission a copy of any omitted schedule to such agreement upon the request of the Commission in accordance with Item 602(b)(2) of Regulation S-K.

(B)     REPORTS ON FORM 8-K

        February 28, 2003 - The Registrant filed a Current Report on Form 8-K, which was reported under Item 5, Other Events and Item 7, Financial Statements and Exhibits, with respect to a press release containing its financial results for the fourth quarter of 2002.

        No other reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOVEON, INC.


Dated:  May 13, 2003         By:    /s/ Steven J. Demetriou
        ------------                ------------------------
                                    Steven J. Demetriou
                                    President and Chief Executive Officer



                             By:    /s/ Michael D. Friday
                                    ------------------------
                                    Michael D. Friday
                                    Executive Vice President and
                                      Chief Financial Officer

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



Date:  May 13, 2003                 /s/ Steven J. Demetriou
       ------------                 ------------------------
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



Date:  May 13, 2003                 /s/ Michael D. Friday
       ------------                 ----------------------
                                    Michael D. Friday
                                    Executive Vice President and
                                     Chief Financial Officer