Form 10-Q
period 2003-06-30
NOVEON INC
filed 2003-07-25
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------


                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)


         Delaware              File No. 333-61812           13-4143915
 ------------------------   ------------------------     --------------------
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

                               (216) 447-5000
         ----------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of July 25, 2003, there is 1 share of registrant's common stock outstanding.

                                NOVEON, INC.

           Index to Form 10-Q for the Quarter Ended June 30, 2003



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Income Statement--Three and
               six months ended June 30, 2003 and 2002....................3

               Condensed Consolidated Balance Sheet--June 30, 2003
               and December 31, 2002......................................4

               Condensed Consolidated Statement of Cash Flows--Six
               months ended June 30, 2003 and 2002........................5

               Notes to Condensed Consolidated Financial Statements.......6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................22

     Item 3.   Quantitative and Qualitative Disclosures of Market
               Risk......................................................38

     Item 4.   Controls and Procedures...................................39


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..........................40

                                NOVEON, INC.

                  Condensed Consolidated Income Statement
                           (dollars in millions)


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,

                                       ------------------- --------------------
                                         2003     2002       2003      2002
                                       ----------------------------------------
                                                    (unaudited)

Sales                                   $ 294.0  $ 280.9    $ 576.3   $ 540.3
Cost of sales                             208.2    186.3      408.8     363.4
                                       ------------------- --------------------

Gross profit                               85.8     94.6      167.5     176.9
Selling and administrative expenses        50.4     51.3      100.8     100.4
Amortization expense                        3.7      3.3        7.3       7.0
Restructuring and consolidation costs       1.0      1.7        3.0       1.8
                                       ------------------- --------------------

Operating income                           30.7     38.3       56.4      67.7
Interest expense--net                      18.2     19.2       36.1      38.5
Other expense (income)--net                 0.3     (0.1)       0.2       -
                                       ------------------- --------------------
Income before income taxes and
  cumulative effect
  of accounting change                     12.2     19.2       20.1      29.2
Income tax expense                          1.5      3.4        3.6       4.9
                                       ------------------- --------------------
Income before cumulative effect of         10.7     15.8       16.5      24.3
  accounting change
Cumulative effect of accounting
  change--net of tax                        -        -          0.5       -
                                       ------------------- --------------------
Net income                              $  10.7  $  15.8    $  16.0   $  24.3
                                       =================== ====================



See notes to condensed consolidated financial statements.

                                NOVEON, INC.

                    Condensed Consolidated Balance Sheet
                           (dollars in millions)

                                                       JUNE 30,   DECEMBER 31,
                                                         2003         2002
                                                    ---------------------------
                                                     (unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $    81.4    $   79.5
Accounts and notes receivable, net of allowances
  ($8.8 and $9.0 at June 30, 2003 and December 31,
  2002, respectively)                                     164.7       135.7
Inventories                                               146.4       144.1
Prepaid expenses and other current assets                   8.4         7.2
                                                    ---------------------------
TOTAL CURRENT ASSETS                                      400.9       366.5

Property, plant and equipment--net                        679.9       670.7
Goodwill                                                  405.9       365.5
Identifiable intangible assets--net                       178.4       182.1
Receivable from Parent                                      1.4         1.2
Other assets                                               42.5        43.1
                                                    ---------------------------
TOTAL ASSETS                                          $ 1,709.0   $ 1,629.1
                                                    ===========================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term bank debt                                  $     -      $    0.4
Accounts payable                                          122.1       111.2
Accrued expenses                                           58.7        70.6
Income taxes payable                                        7.2         5.3
Current maturities of long-term debt                        7.1         -
                                                    ---------------------------
TOTAL CURRENT LIABILITIES                                 195.1       187.5

Long-term debt                                            846.8       847.1
Postretirement benefits other than pensions                 5.8         5.8
Accrued pensions                                           37.7        34.9
Deferred income taxes                                      18.2        18.1
Accrued environmental                                      18.2        18.2
Other non-current liabilities                              20.3        17.8

STOCKHOLDER'S EQUITY
Common stock                                                -           -
Paid in capital                                           498.0       498.0
Retained earnings (deficit)                                14.1        (1.9)
Accumulated other comprehensive income                     54.8         3.6
                                                    ---------------------------
TOTAL STOCKHOLDER'S EQUITY                                566.9       499.7
                                                    ---------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 1,709.0   $ 1,629.1
                                                    ===========================

See notes to condensed consolidated financial statements.

                                NOVEON, INC.

               Condensed Consolidated Statement of Cash Flows
                           (dollars in millions)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                        2003         2002
                                                    ---------------------------
                                                           (unaudited)

OPERATING ACTIVITIES
Net income                                             $   16.0     $  24.3
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           43.8        40.1
   Deferred income taxes                                    0.1         1.4
   Debt issuance cost amortization in interest
     expense                                                2.7         2.8
   Cumulative effect of accounting change--net
     of tax                                                 0.5         -
   Change in assets and liabilities, net of
     effects of acquisitions of businesses                (22.4)       (6.7)
                                                    ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  40.7        61.9

INVESTING ACTIVITIES
Purchases of property, plant and equipment                (29.6)      (12.2)
Payments made in connection with acquisitions,
  net of cash acquired                                    (10.7)      (20.5)
                                                    ---------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                   (40.3)      (32.7)

FINANCING ACTIVITIES
Decrease in short-term debt                                (0.3)       (0.3)
Payments on long-term borrowings                            -         (11.7)
                                                    ---------------------------
NET CASH (USED) BY FINANCING ACTIVITIES                    (0.3)      (12.0)

Effect of exchange rate changes on cash and
  cash equivalents                                          1.8         1.7
                                                    ---------------------------
Net increase in cash and cash equivalents                   1.9        18.9
Cash and cash equivalents at beginning of period           79.5       120.0
                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   81.4     $ 138.9
                                                    ===========================


See notes to condensed consolidated financial statements.

                                NOVEON, INC.

       Periods of Three and Six Months Ended June 30, 2003 and 2002

      Notes to Condensed Consolidated Financial Statements (unaudited)



A.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

B.   ACQUISITIONS

The Company's Specialty Materials segment purchased selected assets and technology from a European extruder of electrostatic dissipative sheet in February 2003 and made an investment in a company that produces TPU-based cushion technology in March 2003. Also, in March 2003, the Company's Performance Coatings segment purchased certain coatings technology and manufacturing assets. The aggregate purchase price paid for these acquisitions and investment was $10.7 million, which was allocated to the assets acquired and resulted in goodwill of $9.3 million. Other changes in goodwill for the six months ended June 30, 2003 were associated with foreign currency translation.

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

                                NOVEON, INC.

C.   NEW ACCOUNTING STANDARDS (CONTINUED)

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected gains, or both. The Company is currently evaluating its affiliated entities, however, at this time, the Company does not believe that it is reasonably possible that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently considering the impact, if any, that the adoption of this statement will have on its consolidated financial statements.

D.   INVENTORIES

The components of inventory consist of the following:

                                                    JUNE 30,   DECEMBER 31,
                                                      2003         2002
                                                  ----------------------------
                                                        (IN MILLIONS)

   Raw materials                                     $   33.9     $   33.1
   Work in process                                        3.4          3.6
   Finished products                                    109.1        107.4
                                                  ----------------------------
                                                     $  146.4     $  144.1
                                                  ============================

                                NOVEON, INC.

D.   INVENTORIES (CONTINUED)

At June 30, 2003 and December 31, 2002, LIFO inventory approximated first-in, first-out (FIFO) cost.

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

The cumulative effect of this change in accounting principle resulted in a first quarter charge of $0.5 million (net of income taxes of $0.2 million). The effect of the change on the three months and six months ended June 30, 2003 was not material to the results of operations. The pro forma effects as if the Company had adopted SFAS No. 143 on January 1, 2002 are not material to the results of operations.

F.   FINANCING ARRANGEMENTS

As required by the credit agreement, the Company has interest rate swap agreements to limit its exposure to interest rate fluctuations. In the first quarter of 2003, the Company entered into an additional interest rate swap agreement with a notional amount of $25.0 million. Under the terms of the 2003 interest rate swap agreement, the Company will pay a fixed rate of interest of 2.92% through 2007.

In July 2003, the Company amended the term loans within its existing credit facilities. As a result of this amendment, the Company refinanced and increased Term Loan B from $502.3 million to $543.7 million; the Company decreased Term Loan A from $76.3 million to $34.9 million; the applicable margin of the majority of Term Loan B was decreased by 0.75%; and the maturity date on Term Loan B was extended to December 31, 2009. The amendment and refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, will not be accounted for as a debt extinguishment.

G.   INCOME TAXES

The Company's operations are included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

                                NOVEON, INC.

G.   INCOME TAXES (CONTINUED)

For the three and six months ended June 30, 2003 and to a lesser extent for the three and six months ended June 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the three and six months ended June 30, 2002, decreases in the income tax rate resulted from reversal of tax valuation allowances previously recorded for the Company's domestic operations. The income tax rate reductions were partially offset by higher tax valuation allowance amounts associated with the Company's foreign operations, tax valuation allowances associated with certain income tax credits and other nondeductible items.

As of June 30, 2003, management has determined, based on the Company's capital structure and lack of prior earnings history based on this structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, under the provisions of SFAS No. 109, a valuation allowance of $39.9 million has been recorded at June 30, 2003. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

In determining the adequacy of the $39.9 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain the tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

                                NOVEON, INC.

H.   SEGMENT INFORMATION (CONTINUED)

The following tables summarize business segment information:

                                              THREE MONTHS ENDED JUNE 30,
                                            2003      %       2002       %
                                         --------------------------------------
                                                (DOLLARS IN MILLIONS)
   Sales

     Consumer Specialties                  $  86.5   29.4%   $  74.8    26.6%
     Specialty Materials                     110.8   37.7%     105.8    37.7%
     Performance Coatings                     96.7   32.9%     100.3    35.7%
                                         --------------------------------------
   Total sales                             $ 294.0  100.0%   $ 280.9   100.0%
                                         ======================================
   Gross profit

     Consumer Specialties                  $  24.3   28.1%   $  24.1    32.2%
     Specialty Materials                      36.7   33.1%      40.2    38.0%
     Performance Coatings                     24.8   25.6%      30.3    30.2%
                                         -----------       ------------
   Total gross profit                      $  85.8   29.2%   $  94.6    33.7%
                                         ===========       ============
   Operating income

     Consumer Specialties                  $  13.3   15.4%   $  14.1    18.9%
     Specialty Materials                      20.3   18.3%      23.5    22.2%
     Performance Coatings                     12.2   12.6%      18.2    18.1%
                                         -----------       ------------
      Total segment operating income          45.8   15.6%      55.8    19.9%
     Corporate costs                         (14.1)  (4.8)%    (15.8)   (5.7)%
     Restructuring and
       consolidation costs                    (1.0)  (0.4)%     (1.7)   (0.6)%
                                         --------------------------------------
   Total operating income                  $  30.7   10.4%   $  38.3    13.6%
                                         ======================================

                                               SIX MONTHS ENDED JUNE 30,
                                            2003      %       2002       %
                                         --------------------------------------
                                                (DOLLARS IN MILLIONS)

   Sales

     Consumer Specialties                  $ 169.4   29.4%   $ 141.7    26.2%
     Specialty Materials                     215.5   37.4%     203.9    37.7%
     Performance Coatings                    191.4   33.2%     194.7    36.1%
                                         --------------------------------------
   Total sales                             $ 576.3  100.0%   $ 540.3   100.0%
                                         ======================================
   Gross profit

     Consumer Specialties                  $  46.6   27.5%   $  44.1    31.1%
     Specialty Materials                      73.2   34.0%      76.2    37.4%
     Performance Coatings                     47.7   24.9%      56.6    29.1%
                                         -----------       ------------
   Total gross profit                      $ 167.5   29.1%   $ 176.9    32.7%
                                         ===========       ============
   Operating income

     Consumer Specialties                  $  25.0   14.8%   $  24.7    17.4%
     Specialty Materials                      40.8   18.9%      44.8    22.0%
     Performance Coatings                     23.4   12.2%      33.3    17.1%
                                         -----------       ------------
      Total segment operating income          89.2   15.5%     102.8    19.0%
     Corporate costs                         (29.8)  (5.2)%    (33.3)   (6.2)%
     Restructuring and
       consolidation costs                    (3.0)  (0.5)%     (1.8)   (0.3)%
                                         --------------------------------------
   Total operating income                  $  56.4    9.8%   $  67.7    12.5%
                                         ======================================

                                NOVEON, INC.

I.   COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                   2003     2002       2003      2002
                                 ----------------------------------------
                                             (IN MILLIONS)

Net income                         $  10.7  $  15.8    $  16.0   $  24.3
Net change related to cash flow
  hedges                              (0.2)    (5.1)      (0.2)     (3.8)
Cumulative translation
adjustment                            51.2     11.4       51.4      10.4
                                 ----------------------------------------
Total comprehensive income         $  61.7  $  22.1    $  67.2   $  30.9
                                 ========================================

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

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                   2003     2002       2003      2002
                                 ----------------------------------------
                                             (IN MILLIONS)

Net income as reported             $  10.7  $  15.8    $  16.0   $  24.3
Deduct:  total stock-based
  employee compensation expense
  determined under the fair
  value based method for all
  awards, net of related tax
  effects                             (0.5)    (0.4)      (1.0)     (0.8)
                                 ----------------------------------------
Pro forma net income               $  10.2  $  15.4    $  15.0   $  23.5
                                 ========================================

The effects of applying SFAS No. 123 may not be representative of the effects on reportable net income in future years.

                                NOVEON, INC.

K.   RESTRUCTURING AND CONSOLIDATION COSTS

In order to increase efficiency and productivity and to reduce costs, the Company reduced headcount at various administrative and manufacturing facilities in 2003. Through these restructuring efforts, the Company eliminated approximately 30 positions. The restructuring accrual at June 30, 2003 is summarized below:

                             BALANCE                               BALANCE
(IN MILLIONS)            JANUARY 1, 2003   PROVISION  ACTIVITY  JUNE 30, 2003
-----------------------------------------------------------------------------

Personnel-related costs        $ -          $ 2.5      $ 1.7        $ 0.8
                          ===================================================

During 2002, the Company consolidated its static control manufacturing facilities into its Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual at June 30, 2003 is summarized below:

                             BALANCE                               BALANCE
(IN MILLIONS)            JANUARY 1, 2003   PROVISION  ACTIVITY  JUNE 30, 2003
-----------------------------------------------------------------------------

Facility closure costs       $ 0.2         $ -         $ 0.1        $ 0.1
                          ===================================================

In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company planned to eliminate approximately 440 positions. Substantially all of the affected employees have left their positions as of June 30, 2003. The restructuring accrual at June 30, 2003 is summarized below:

                             BALANCE                               BALANCE
(IN MILLIONS)            JANUARY 1, 2003   PROVISION  ACTIVITY  JUNE 30, 2003
-----------------------------------------------------------------------------

Personnel-related costs      $ 2.1         $ -         $ 1.2        $ 0.9
Facility closure costs         0.6           -           0.2          0.4
Relocation and
  restructuring expense        -             0.5         0.5          -
                          ---------------------------------------------------
                             $ 2.7         $ 0.5       $ 1.9        $ 1.3
                          ===================================================

                                NOVEON, INC.

L.   CONTINGENCIES

The Company has numerous purchase commitments for materials, supplies and energy incident to the ordinary course of business. The Company has numerous sales commitments for product supply contracts incident to the ordinary course of business.

GENERAL. There are pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL. The Company and its subsidiaries are generators of both hazardous wastes and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although past operations were in substantial compliance with the then-applicable regulations, the Company has been designated as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA), or similar state agencies, in connection with several sites.

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

                                NOVEON, INC.

L.   CONTINGENCIES (CONTINUED)

Goodrich Corporation ("Goodrich") provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's June 30, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

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

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:

                                 THREE MONTHS ENDED JUNE 30, 2003
                      ---------------------------------------------------------
                                 COMBINED       COMBINED
                         THE     GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA  COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  TOTAL
-------------------------------------------------------------------------------
                                           (IN MILLIONS)

Sales                   $175.5    $   48.4    $  103.6       $ (33.5)    $294.0
Cost of sales            116.0        46.0        79.7         (33.5)     208.2
                      ---------------------------------------------------------
Gross profit              59.5         2.4        23.9           -         85.8
Selling and
  administrative
  expenses                33.2         2.6        14.6           -         50.4
Amortization expense       0.2         2.3         1.2           -          3.7
Restructuring and
  consolidation costs      0.8         -           0.2           -          1.0
                      ---------------------------------------------------------
Operating income
  (loss)                  25.3        (2.5)        7.9           -         30.7
Interest expense--net     16.3         1.7         0.2           -         18.2
Other expense
  (income)--net            -          (0.2)        0.5           -          0.3

                      ---------------------------------------------------------
Income (loss) before
  income taxes             9.0        (4.0)        7.2           -         12.2
Income tax expense         -           0.2         1.3           -          1.5
                      ---------------------------------------------------------
Net income (loss)       $  9.0    $   (4.2)   $    5.9       $   -      $  10.7
                      =========================================================

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                  SIX MONTHS ENDED JUNE 30, 2003
                      ---------------------------------------------------------
                                 COMBINED       COMBINED
                         THE     GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA  COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  TOTAL
-------------------------------------------------------------------------------
                                           (IN MILLIONS)

Sales                   $342.2    $   95.9    $  201.2       $ (63.0)    $576.3
Cost of sales            228.3        90.8       152.7         (63.0)     408.8
                      ---------------------------------------------------------
Gross profit             113.9         5.1        48.5           -        167.5
Selling and
  administrative
  expenses                65.9         5.1        29.8           -        100.8
Amortization expense       0.3         4.6         2.4           -          7.3
Restructuring and
  consolidation costs      2.4         -           0.6           -          3.0
                      ---------------------------------------------------------
Operating income
  (loss)                  45.3        (4.6)       15.7           -         56.4
Interest expense--net     32.3         3.4         0.4           -         36.1
Other expense
  (income)--net           (0.2)       (0.4)        0.8           -          0.2
                      ---------------------------------------------------------
Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  change                  13.2        (7.6)       14.5           -         20.1
Income tax expense         -           -           3.6           -          3.6
                      ---------------------------------------------------------
Income (loss) before
  cumulative effect
  of accounting
  change                  13.2        (7.6)       10.9           -         16.5
Cumulative effect of
  accounting change--
  net of tax               -           -           0.5           -          0.5
                      ---------------------------------------------------------
Net income (loss)       $ 13.2    $   (7.6)   $   10.4       $   -       $ 16.0
                      =========================================================

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                   JUNE 30, 2003
                           --------------------------------------------------------------
                                        COMBINED       COMBINED
                              THE       GUARANTOR    NON-GUARANTOR
BALANCE SHEET DATA          COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
-----------------------------------------------------------------------------------------
                                           (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents   $    8.5    $   0.1       $  72.8     $   -          $   81.4
Accounts and notes
receivable                      67.3       26.6          70.8         -             164.7
Inventories                     65.7       31.2          49.5         -             146.4
Prepaid expenses and
  other current assets           5.0        1.2           2.2         -               8.4
                            -------------------------------------------------------------
TOTAL CURRENT ASSETS           146.5       59.1         195.3         -             400.9
Property, plant and
 equipment-net                 390.5      102.0         187.4         -             679.9
Goodwill                       250.0        0.5         155.4         -             405.9
Identifiable intangible
 assets-net                      3.4      117.5          57.5         -             178.4
Intercompany receivables       404.4        -            26.0      (430.4)            -
Investment in
  subsidiaries                 443.5       48.9           -        (492.4)            -
Receivable from Parent           1.4        -             -           -               1.4
Other assets                    33.9        7.7           0.9         -              42.5
                            -------------------------------------------------------------
TOTAL ASSETS                $1,673.6    $ 335.7       $ 622.5     $(922.8)       $1,709.0
                            =============================================================
CURRENT LIABILITIES
Accounts payable             $  67.8    $  14.6       $  39.7     $   -          $  122.1
Accrued expenses                45.6        4.6           8.5         -              58.7
Income taxes payable             -          -             7.2         -               7.2
Current maturities of debt       7.1        -             -           -               7.1
                            -------------------------------------------------------------
TOTAL CURRENT LIABILITIES      120.5       19.2          55.4         -             195.1
Long-term debt                 846.5        -             0.3         -             846.8
Postretirement benefits
  other than pensions            4.5        1.3           -           -               5.8
Accrued pensions                23.4        6.6           7.7         -              37.7
Deferred income taxes            -          -            18.2         -              18.2
Accrued environmental            1.2       17.0           -           -              18.2
Intercompany payables          179.7      151.8          98.9      (430.4)            -
Other non-current
  liabilities                   16.8        -             3.5         -              20.3
                            -------------------------------------------------------------
TOTAL LIABILITIES            1,192.6      195.9         184.0      (430.4)        1,142.1

STOCKHOLDER'S EQUITY
Common stock                     -        150.4         342.0      (492.4)            -
Paid in capital                498.0        -             -           -             498.0
Retained earnings
  (deficit)                     (2.1)     (10.6)         26.8         -              14.1
Accumulated other
  comprehensive income
  (loss)                       (14.9)       -            69.7         -              54.8
                            -------------------------------------------------------------
TOTAL STOCKHOLDER'S
  EQUITY                       481.0      139.8         438.5      (492.4)          566.9
                            -------------------------------------------------------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY      $1,673.6    $ 335.7       $ 622.5     $(922.8)       $1,709.0
                            =============================================================


                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                    SIX MONTHS ENDED JUNE 30, 2003
                         -------------------------------------------------------
                                  COMBINED      COMBINED
                           THE    GUARANTOR    NON-GUARANTOR
CASH FLOW DATA           COMPANY SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS TOTAL
--------------------------------------------------------------------------------
                                            (IN MILLIONS)
Net cash provided by
  operating activities     $  4.1    $ 7.9       $28.7        $ -         $40.7
Investing activities:
  Purchases of
    property, plant
    and equipment           (12.9)    (7.9)       (8.8)         -         (29.6)
  Payments made in
    connection with
    acquisitions, net
    of cash acquired        (10.4)     -          (0.3)         -         (10.7)
                         -------------------------------------------------------
Net cash (used) by
  investing activities      (23.3)    (7.9)       (9.1)         -         (40.3)
Financing activities:
  Decrease in
    short-term debt           -        -          (0.3)         -          (0.3)
                         -------------------------------------------------------
Net cash (used) by
  financing activities        -        -          (0.3)         -          (0.3)
Effect of exchange
  rate changes
  on cash and cash
  equivalents                 -        -           1.8          -           1.8
                         -------------------------------------------------------
Increase (decrease) in
  cash and cash
  equivalents               (19.2)     -          21.1          -           1.9
Cash and cash
  equivalents
  at beginning of
  period                     27.7      0.1        51.7          -          79.5
                         -------------------------------------------------------
Cash and cash
  equivalents
  at end of period         $  8.5    $ 0.1       $72.8        $ -         $81.4
                         =======================================================

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                  THREE MONTHS ENDED JUNE 30, 2002
                        -------------------------------------------------------
                                  COMBINED      COMBINED
                           THE    GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA    COMPANY SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
                                            (IN MILLIONS)

Sales                    $ 177.5      $44.7      $  89.0     $(30.3)     $280.9
Cost of sales              114.5       37.5         64.6      (30.3)      186.3
                        -------------------------------------------------------
Gross profit                63.0        7.2         24.4        -          94.6
Selling and
  administrative
  expenses                  35.2        2.7         13.4        -          51.3
Amortization expense          -         2.2          1.1        -           3.3
Restructuring and
  consolidation costs        1.7         -            -         -           1.7
                        -------------------------------------------------------
Operating income            26.1        2.3          9.9        -          38.3
Interest expense
  (income)--net             19.5       (0.4)         0.1        -          19.2

Other (income)--net           -        (0.1)          -         -          (0.1)
                        -------------------------------------------------------
Income before income
  taxes                      6.6        2.8          9.8        -          19.2
Income tax expense            -          -           3.4        -           3.4
                        -------------------------------------------------------
Net income               $   6.6      $ 2.8      $   6.4     $  -        $ 15.8
                        =======================================================



                                    SIX MONTHS ENDED JUNE 30, 2002
                         ------------------------------------------------------
                                  COMBINED      COMBINED
                           THE    GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA    COMPANY SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
                                            (IN MILLIONS)

Sales                     $ 340.8    $ 86.1       $167.8     $(54.4)     $540.3
Cost of sales               220.5      73.1        124.2      (54.4)      363.4
                         ------------------------------------------------------
Gross profit                120.3      13.0         43.6        -         176.9
Selling and
  administrative
  expenses                   69.6       5.3         25.5        -         100.4
Amortization expense          0.1       4.7          2.2        -           7.0
Restructuring and
  consolidation costs         1.7        -           0.1        -           1.8
                         ------------------------------------------------------
Operating income             48.9       3.0         15.8        -          67.7
Interest expense
  (income)--net              38.7      (0.7)         0.5        -          38.5

Other expense
  (income)--net               -        (0.2)         0.2        -            -
                         ------------------------------------------------------
Income before income
  taxes                      10.2       3.9         15.1        -          29.2
Income tax expense            0.1       0.1          4.7        -           4.9
                         ------------------------------------------------------
Net income                $  10.1    $  3.8       $ 10.4     $  -        $ 24.3
                         ======================================================

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                          DECEMBER 31, 2002
                         -------------------------------------------------------
                                  COMBINED      COMBINED
                           THE    GUARANTOR    NON-GUARANTOR
INCOME STATEMENT DATA    COMPANY SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS TOTAL
--------------------------------------------------------------------------------
                                            (IN MILLIONS)

CURRENT ASSETS
 Cash and cash
  equivalents            $   27.7   $   0.1     $  51.7     $   -        $ 79.5
 Accounts and notes
  receivable                 58.4      20.0        57.3         -         135.7
 Inventories                 66.3      30.3        47.5         -         144.1
 Prepaid expenses and
  other current
  assets                      4.0       0.9         2.3         -           7.2
                        --------------------------------------------------------
TOTAL CURRENT ASSETS        156.4      51.3       158.8         -         366.5
Property, plant and
  equipment--net            399.3      98.2       173.2         -         670.7
Goodwill                    246.2       0.5       118.8         -         365.5
Identifiable
  intangible assets--net      2.6     121.8        57.7         -         182.1
Intercompany
  receivables               358.6       0.7        23.8      (383.1)        -
Investment in
  subsidiaries              430.8      48.9         -        (479.7)        -
Receivable from Parent        1.2       -           -           -           1.2
Other assets                 35.0       7.6         0.5         -          43.1
                        --------------------------------------------------------
TOTAL ASSETS            $ 1,630.1   $ 329.0     $ 532.8     $(862.8)   $1,629.1
                        ========================================================
CURRENT LIABILITIES

 Short-term bank debt    $    -     $   0.1     $   0.3     $   -      $    0.4
 Accounts payable            62.5      11.8        36.9         -         111.2
 Accrued expenses            57.5       5.0         8.1         -          70.6
 Income taxes payable         -         -           5.3         -           5.3
                        --------------------------------------------------------
TOTAL CURRENT
  LIABILITIES               120.0      16.9        50.6         -         187.5
Long-term debt              846.8       -           0.3         -         847.1
Postretirement
  benefits
  other than pensions         4.5       1.3         -           -           5.8
Accrued pensions             22.1       6.2         6.6         -          34.9
Deferred income taxes         -         -          18.1         -          18.1
Accrued environmental         1.4      16.8         -           -          18.2
Intercompany payables       151.5     142.6        89.0      (383.1)        -
Other non-current
  liabilities                15.8       -           2.0         -          17.8
                        --------------------------------------------------------
TOTAL LIABILITIES         1,162.1     183.8       166.6      (383.1)    1,129.4

STOCKHOLDER'S EQUITY
Common stock                  -       148.2       331.5      (479.7)        -
Paid in capital             498.0       -           -           -         498.0
Retained (deficit)
  earnings                  (15.3)     (3.0)       16.4         -          (1.9)
Accumulated other
  comprehensive income
  (loss)                    (14.7)      -          18.3         -           3.6
                        --------------------------------------------------------
TOTAL STOCKHOLDER'S         468.0     145.2       366.2      (479.7)      499.7
  EQUITY
                        --------------------------------------------------------
TOTAL LIABILITIES AND    $1,630.1   $ 329.0     $ 532.8     $(862.8)   $1,629.1
  STOCKHOLDER'S EQUITY
                        ========================================================

                                NOVEON, INC.

M.   GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                    SIX MONTHS ENDED JUNE 30, 2002
                          -----------------------------------------------------
                                  COMBINED      COMBINED
                           THE    GUARANTOR    NON-GUARANTOR
CASH FLOW DATA           COMPANY SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS TOTAL
-------------------------------------------------------------------------------
                                             (IN MILLIONS)

Net cash provided by
  operating activities      $ 40.0     $ 2.2      $ 19.7       $ -      $  61.9
Investing activities:
  Purchases of property,
    plant and equipment       (7.5)     (2.3)       (2.4)        -        (12.2)
  Payments made in
    connection with
    acquisitions, net of
    cash acquired            (20.5)      -           -           -        (20.5)
                          -----------------------------------------------------
Net cash (used) by
  investing activities       (28.0)     (2.3)       (2.4)        -        (32.7)
Financing activities:
  Decrease in short-term
    debt                       -         -          (0.3)        -         (0.3)
  Payments on long-term
    borrowings               (11.7)      -           -           -        (11.7)
                          -----------------------------------------------------
Net cash (used) by
  financing activities       (11.7)      -          (0.3)        -        (12.0)
Effect of exchange rate
  changes on cash and
  cash equivalents             -         -           1.7         -          1.7
                          -----------------------------------------------------
Increase (decrease) in
  cash and cash
  equivalents                  0.3      (0.1)       18.7         -         18.9
Cash and cash
  equivalents
  at beginning of period      94.6       0.3        25.1         -        120.0
                          -----------------------------------------------------
Cash and cash
  equivalents
  at end of period          $ 94.9     $ 0.2      $ 43.8       $ -       $138.9
                          =====================================================

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

RESTRUCTURING MATTERS

In order to increase efficiency and productivity and to reduce costs, we reduced headcount at various administrative and manufacturing facilities in 2003. Through these restructuring efforts, we eliminated approximately 30 positions. As of June 30, 2003, approximately $0.8 million remains accrued for restructuring costs with the remaining costs to be paid by 2004.

During 2002, we consolidated our static control manufacturing facilities into our Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve the productivity of our electronics industry-related product lines. We have incurred no additional expenses associated with this consolidation effort in 2003.

In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we planned to eliminate approximately 440 positions. Substantially all of the affected employees have left their positions as of June 30, 2003. As of June 30, 2003, approximately $1.3 million remains accrued for restructuring costs with the remaining costs anticipated to be paid by 2004.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED
JUNE 30, 2002

TOTAL COMPANY ANALYSIS

SALES. Sales increased $13.1 million, or 4.7%, to $294.0 million for the three months ended June 30, 2003 from $280.9 million for the three months ended June 30, 2002. The increase in sales was attributable to the strength in the euro, incremental sales of $10.0 million associated with acquisitions, and higher volumes in Consumer Specialties and Specialty Materials, partially offset by lower volumes within Performance Coatings. Increased volumes and the strength in the euro were principally responsible for sales increases of $6.4 million within our personal care and pharmaceutical product lines and $4.2 million in Estane(R) TPU product lines. Increased sales of $5.3 million within the food and beverage product lines were due primarily to incremental sales associated with acquisitions and increased volumes. Decreased sales of $3.7 million within our Performance Coatings segment were due primarily to lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines, partially offset by incremental sales associated with acquisitions and the strength in the euro.

COST OF SALES. Cost of sales as a percentage of sales increased to 70.8% for the three months ended June 30, 2003 from 66.3% for the three months ended June 30, 2002. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in raw material and utility costs across all segments.

GROSS PROFIT. Gross profit decreased $8.8 million, or 9.3%, to $85.8 million for the three months ended June 30, 2003 from $94.6 million for the three months ended June 30, 2002. As a percentage of sales, gross profit decreased to 29.2% for the three months ended June 30, 2003 from 33.7% for the three months ended June 30, 2002. The decrease in gross profit and gross profit as a percentage of sales was primarily associated with increases in raw material and utility costs, partially offset by higher sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased $0.9 million, or 1.8%, to $50.4 million for the three months ended June 30, 2003 from $51.3 million for the three months ended June 30, 2002. The decrease in selling and administrative expenses was primarily related to reduced spending, partially offset by the impact of the stronger euro. Selling and administrative expenses as a percentage of sales declined to 17.1% for the three months ended June 30, 2003 from 18.3% for the three months ended June 30, 2002.

AMORTIZATION EXPENSE. Amortization expense totaled $3.7 million for the three months ended June 30, 2003 and was comparable to $3.3 million for the three months ended June 30, 2002.

RESTRUCTURING AND CONSOLIDATION COSTS. Restructuring and consolidation costs decreased $0.7 million to $1.0 million for the three months ended June 30, 2003 from $1.7 million for the three months ended June 30, 2002. These expenses relate to our continued efforts to increase efficiency and productivity and to reduce costs.

OPERATING INCOME. Operating income decreased by $7.6 million, or 19.8%, to $30.7 million for the three months ended June 30, 2003 from $38.3 million for the three months ended June 30, 2002. The decrease in operating income was primarily attributable to increases in raw material and utility costs across all segments and decreased volumes within our Performance Coatings product lines. The decrease was partially offset by higher volumes within our personal care, Estane(R) TPU, food and beverage and pharmaceutical product lines, lower manufacturing spending, the strength of the euro and the impact of acquisitions.

INTEREST EXPENSE--NET. Interest expense was $18.2 million for the three months ended June 30, 2003 and $19.2 million for the three months ended June 30, 2002. The decrease in interest expense was attributable to lower interest rates and the impact of debt reductions.

OTHER EXPENSE (INCOME)--NET. Other expense was $0.3 million for the three months ended June 30, 2003 and other income was $0.1 million for the three months ended June 30, 2002.

INCOME TAX EXPENSE. Income tax expense was $1.5 million for the three months ended June 30, 2003 compared to $3.4 million for the three months ended June 30, 2002. The income tax expense for the three months ended June 30, 2003 and 2002 was primarily associated with our international operations. The effective tax rate for the three months ended June 30, 2003 and 2002 was 12.3% and 17.7%, respectively.

For the three months ended June 30, 2003 and to a lesser extent for the three months ended June 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the three months ended June 30, 2002, decreases in the income tax rate resulted from the reversal of tax valuation allowances previously recorded for the Company's domestic operations. The income tax rate reductions were partially offset by higher tax valuation allowance amounts associated with our foreign operations, tax valuation allowances associated with certain income tax credits, and other nondeductible items.

The decrease in the effective tax rate for the second quarter of 2003 as compared to the second quarter of 2002 was principally related to a net increase in certain income tax credits recorded in the second quarter of 2003.

As of June 30, 2003, we have determined, based on our capital structure and lack of prior earnings history based on this structure, that it is uncertain that our future taxable income will be sufficient enough to recognize certain of these net deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, we intend to maintain the tax valuation allowances recorded at June 30, 2003 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

NET INCOME. As a result of the factors discussed above, net income decreased by $5.1 million to $10.7 million for the three months ended June 30, 2003 from $15.8 million for the three months ended June 30, 2002.

SEGMENT ANALYSIS

CONSUMER SPECIALTIES. Sales increased $11.7 million, or 15.6%, to $86.5 million for the three months ended June 30, 2003 from $74.8 million for the three months ended June 30, 2002. The increase in sales was primarily attributable to the impact of higher sales of $6.4 million in our personal care and pharmaceutical product lines, principally due to higher global Carbopol(R) acrylic thickener sales, the successful launch of new products and the strength in the euro; and higher sales of $5.3 million in the food and beverage product lines, principally due to incremental sales associated with acquisitions and increased volumes.

Gross profit increased $0.2 million, or 0.8%, to $24.3 million for the three months ended June 30, 2003 from $24.1 million for the three months ended June 30, 2002. The increase in gross profit was primarily associated with higher volumes within our personal care product lines and the strength in the euro, offset by substantially higher raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit decreased to 28.1% for the three months ended June 30, 2003 from 32.2% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $0.8 million, or 5.7%, to $13.3 million for the three months ended June 30, 2003 from $14.1 million for the three months ended June 30, 2002. The decrease in operating income was primarily associated with increased raw material and utility costs within our food and beverage product lines, offset by higher volumes within our personal care product lines and the strength in the euro.

SPECIALTY MATERIALS. Sales increased by $5.0 million, or 4.7%, to $110.8 million for the three months ended June 30, 2003 from $105.8 million for the three months ended June 30, 2002. The increase in sales was primarily attributable to $4.2 million in higher sales within our Estane(R) TPU product lines, principally related to a stronger euro and higher volumes in Asia and North America.

Gross profit decreased $3.5 million, or 8.7%, to $36.7 million for the three months ended June 30, 2003 from $40.2 million for the three months ended June 30, 2002. The decrease in gross profit was primarily attributable to increased raw material and utility costs throughout most of the segment product lines, partially offset by lower manufacturing spending and higher volumes within our Estane(R) TPU product lines. As a percentage of sales, gross profit decreased to 33.1% for the three months ended June 30, 2003 from 38.0% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $3.2 million, or 13.6%, to $20.3 million for the three months ended June 30, 2003 from $23.5 million for the three months ended June 30, 2002. The decrease in operating income was primarily attributable to increased raw material and utility costs, partially offset by lower manufacturing spending, lower selling and administrative expenses and higher volumes and the strength in the euro within our Estane(R) TPU product lines.

PERFORMANCE COATINGS. Sales decreased $3.6 million, or 3.6%, to $96.7 million for the three months ended June 30, 2003 from $100.3 million for the three months ended June 30, 2002. The decrease in sales was primarily attributable to lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines, offset by incremental sales associated with acquisitions and the strength in the euro.

Gross profit decreased $5.5 million, or 18.2%, to $24.8 million for the three months ended June 30, 2003 from $30.3 million for the three months ended June 30, 2002. The decrease in gross profit was primarily attributable to lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines and higher raw material and utility costs, partially offset by the impact of acquisitions. As a percentage of sales, gross profit decreased to 25.6% for the three months ended June 30, 2003 from 30.2% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $6.0 million, or 33.0%, to $12.2 million for the three months ended June 30, 2003 from $18.2 million for the three months ended June 30, 2002. The decrease in operating income was primarily attributable to lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines and increases in raw material and utility costs, partially offset by lower manufacturing spending and the impact of acquisitions.

CORPORATE. Corporate costs decreased $1.7 million, or 10.8%, to $14.1 million for the three months ended June 30, 2003 from $15.8 million for the three months ended June 30, 2002. This decrease was primarily the result of reduced spending.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

TOTAL COMPANY ANALYSIS

SALES. Sales increased $36.0 million, or 6.7%, to $576.3 million for the six months ended June 30, 2003 from $540.3 million for the six months ended June 30, 2002. The increase in sales was attributable to the strength in the euro, incremental sales of $18.1 million associated with acquisitions, and higher volumes in Consumer Specialties and Specialty Materials, partially offset by lower volumes within Performance Coatings. Increased volumes and the strength in the euro were principally responsible for sales increases of $15.1 million within our personal care and pharmaceutical product lines and $8.5 million in Estane(R) TPU product lines. Increased sales of $12.6 million within the food and beverage product lines were due primarily to the impact of acquisitions and increased volumes. Decreased sales within our Performance Coatings segment were due primarily to lower sales volumes in our paints and coatings, engineered paper and textile finishing product lines, offset by incremental sales associated with acquisitions and the strength in the euro.

COST OF SALES. Cost of sales as a percentage of sales increased to 70.9% for the six months ended June 30, 2003 from 67.3% for the six months ended June 30, 2002. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in raw material and utility costs across all segments.

GROSS PROFIT. Gross profit decreased $9.4 million, or 5.3%, to $167.5 million for the six months ended June 30, 2003 from $176.9 million for the six months ended June 30, 2002. As a percentage of sales, gross profit decreased to 29.1% for the six months ended June 30, 2003 from 32.7% for the six months ended June 30, 2002. The decrease in gross profit and gross profit as a percentage of sales was primarily associated with increases in raw material and utility costs, offset by higher sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $0.4 million, or 0.4%, to $100.8 million for the six months ended June 30, 2003 from $100.4 million for the six months ended June 30, 2002. The increase in selling and administrative expenses was primarily related to the impact of the stronger euro, the addition of sales and marketing and research and development resources. The increase was partially offset by reduced spending. Selling and administrative expenses as a percentage of sales declined to 17.5% for the six months ended June 30, 2003 from 18.6% for the six months ended June 30, 2002.

AMORTIZATION EXPENSE. Amortization expense totaled $7.3 million for the six months ended June 30, 2003 and was comparable to $7.0 million for the six months ended June 30, 2002.

RESTRUCTURING AND CONSOLIDATION COSTS. Restructuring and consolidation costs increased $1.2 million to $3.0 million for the six months ended June 30, 2003 from $1.8 million for the six months ended June 30, 2002. These expenses relate to our effort to increase efficiency and productivity and to reduce costs.

OPERATING INCOME. Operating income decreased by $11.3 million, or 16.7%, to $56.4 million for the six months ended June 30, 2003 from $67.7 million for the six months ended June 30, 2002. The decrease in operating income was primarily attributable to increased raw material and utility costs across all segments and decreased volumes within our performance coatings segment. The decrease was partially offset by increased volumes within our personal care, Estane(R) TPU, food and beverage and pharmaceutical product lines, lower manufacturing spending, the strength in the euro and the impact of acquisitions.

INTEREST EXPENSE--NET. Interest expense was $36.1 million for the six months ended June 30, 2003 and $38.5 million for the six months ended June 30, 2002. The decrease in interest expense was attributable to lower interest rates and the impact of debt reductions.

OTHER EXPENSE--NET. Other expense was $0.2 million for the six months ended June 30, 2003.

INCOME TAX EXPENSE. Income tax expense was $3.6 million for the six months ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2002. The income tax expense for the six months ended June 30, 2003 and 2002 was primarily associated with our international operations. The effective tax rate for the six months ended June 30, 2003 and 2002 was 17.9% and 16.8%, respectively.

For the six months ended June 30, 2003 and to a lesser extent for the six months ended June 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the six months ended June 30, 2002, decreases in the income tax rate resulted from the reversal of tax valuation allowances previously recorded for our domestic operations. The income tax rate reductions were partially offset by higher tax valuation allowance amounts associated with our foreign operations, tax valuation allowance amounts associated with certain income tax credits and other nondeductible items.

The increase in the effective tax rate for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was principally related to a net increase in tax valuation allowances recorded in 2003.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE--NET OF TAX. The cumulative effect of accounting change was $0.5 million for the six months ended June 30, 2003 and relates to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

NET INCOME. As a result of the factors discussed above, net income decreased by $8.3 million to $16.0 million for the six months ended June 30, 2003 from $24.3 million for the six months ended June 30, 2002.

SEGMENT ANALYSIS

CONSUMER SPECIALTIES. Sales increased $27.7 million, or 19.5%, to $169.4 million for the six months ended June 30, 2003 from $141.7 million for the six months ended June 30, 2002. The increase in sales was primarily attributable to the impact of higher sales of $15.1 million in our personal care and pharmaceutical product lines, principally due to higher global Carbopol(R) acrylic thickener sales, the successful launch of new products and the strength in the euro; and higher sales of $12.6 million in the food and beverage product lines, principally due to incremental sales associated with acquisitions and increased volumes.

Gross profit increased $2.5 million, or 5.7%, to $46.6 million for the six months ended June 30, 2003 from $44.1 million for the six months ended June 30, 2002. The increase in gross profit was primarily associated with higher volumes within our personal care, food and beverage and pharmaceutical product lines and the strength in the euro, offset by substantially higher raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit decreased to 27.5% for the six months ended June 30, 2003 from 31.1% for the six months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income increased $0.3 million, or 1.2%, to $25.0 million for the six months ended June 30, 2003 from $24.7 million for the six months ended June 30, 2002. The increase in operating income was primarily associated with higher volumes within our personal care, food and beverage and pharmaceutical product lines and the strength in the euro, offset by increased raw material and utility costs within our food and beverage product lines.

SPECIALTY MATERIALS. Sales increased by $11.6 million, or 5.7%, to $215.5 million for the six months ended June 30, 2003 from $203.9 million for the six months ended June 30, 2002. The increase in sales was primarily attributable to $8.5 million in higher sales within our Estane(R) TPU product lines, principally related to a stronger euro and higher volumes.

Gross profit decreased $3.0 million, or 3.9%, to $73.2 million for the six months ended June 30, 2003 from $76.2 million for the six months ended June 30, 2002. The decrease in gross profit was primarily attributable to increased raw material and utility costs in our TempRite(R) CPVC product lines, partially offset by lower manufacturing spending and increased volumes in our Estane(R) TPU product lines. As a percentage of sales, gross profit decreased to 34.0% for the six months ended June 30, 2003 from 37.4% for the six months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $4.0 million, or 8.9%, to $40.8 million for the six months ended June 30, 2003 from $44.8 million for the six months ended June 30, 2002. The decrease in operating income was primarily attributable to higher raw material and utility costs in our TempRite(R) CPVC product lines, partially offset by increased volumes and the strength in the euro within our Estane(R) TPU product lines, lower manufacturing spending and lower selling and administrative expenses.

PERFORMANCE COATINGS. Sales decreased $3.3 million, or 1.7%, to $191.4 million for the six months ended June 30, 2003 from $194.7 million for the six months ended June 30, 2002. The decrease in sales was primarily attributable to lower sales volumes in our paints and coatings, textile finishing and engineered paper product lines, offset by the impact of acquisitions and the strength in the euro.

Gross profit decreased $8.9 million, or 15.7%, to $47.7 million for the six months ended June 30, 2003 from $56.6 million for the six months ended June 30, 2002. The decrease in gross profit was primarily attributable to lower sales volumes in our paints and coatings, textile finishing and engineered paper product lines and higher raw material and utility costs, offset by the impact of acquisitions and lower manufacturing spending. As a percentage of sales, gross profit decreased to 24.9% for the six months ended June 30, 2003 from 29.1% for the six months ended June 30, 2002. The decrease in gross profit as a percentage of sales was due to increased raw material and utility costs.

Operating income decreased $9.9 million, or 29.7%, to $23.4 million for the six months ended June 30, 2003 from $33.3 million for the six months ended June 30, 2002. The decrease in operating income was primarily attributable to lower sales volumes in our paints and coatings, textile finishing and engineered paper product lines and increased raw material and utility costs, partially offset by the impact of acquisitions and lower manufacturing spending.

CORPORATE. Corporate costs decreased $3.5 million, or 10.5%, to $29.8 million for the six months ended June 30, 2003 from $33.3 million for the six months ended June 30, 2002. This decrease was primarily the result of reduced spending.

RAW MATERIAL COST TRENDS

Financial results have been negatively impacted by higher costs for raw materials for the three and six months ended June 30, 2003 as compared to the respective periods in 2002. Raw material costs have been increasing and although some forecasts anticipate that these costs will begin to decrease in the second half of 2003, we expect raw material costs to remain in excess of the low cost levels of 2002.

STRENGTH IN THE EURO

We have benefited from the strength in the euro for the three months and six months ended June 30, 2003 compared to the three months and six months ended June 30, 2002. Changes in the euro can have a significant impact on our financial results.

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

As of June 30, 2003, we had a cash balance of $81.4 million. We had $119.7 million available under the $125.0 million revolving credit facility, net of $5.3 million of outstanding letters of credit. As of June 30, 2003, the balance of Term Loan A was $76.3 million, and the balance of Term Loan B was $502.3 million.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and EBITDA levels and events of default. As of June 30, 2003, we were in compliance with all of the covenants of our credit facilities.

In July 2003, we amended the term loans within our existing credit facilities. As a result of this amendment, we refinanced and increased Term Loan B from $502.3 million to $543.7 million; we decreased Term Loan A from $76.3 million to $34.9 million; the applicable margin of the majority of Term Loan B was decreased by 0.75%; and the maturity date on Term Loan B was extended to December 31, 2009. The amendment and refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, will not be accounted for as a debt extinguishment. As a result of the amended terms to our credit facilities, the interest expense margin in the next twelve-month period will be reduced by $3.7 million as compared to the interest expense margin that would have resulted given the terms to our credit facilities prior to the amendment. After applying the terms of the amendment, the table below summarizes the maturities of our debt obligations as of June 30, 2003 (dollars in millions):

                                            PAYMENTS DUE BY PERIOD
                                  --------------------------------------------
                                           LESS THAN   1-3      4-5    AFTER
                                    TOTAL    1 YEAR   YEARS    YEARS  5 YEARS
                                  --------------------------------------------

Term Loan A                         $ 34.9  $  4.4   $ 21.4   $  9.1  $  -
Term Loan B                          543.7     2.7     10.9     10.9   519.2
11% Senior Subordinated Notes        275.0     -        -        -     275.0
Other debt                             0.3     -        0.2      0.1     -
                                  --------------------------------------------
Total debt obligations              $853.9  $  7.1   $ 32.5   $ 20.1  $794.2
                                  ============================================

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

CASH FLOWS

Cash flows provided by operating activities decreased $21.2 million to $40.7 million in the six months ended June 30, 2003 from $61.9 million in the six months ended June 30, 2002. The decrease was primarily related to a reduction in operating results and increased working capital related to sales growth period over period.

Investing activities included payments made in connection with acquisitions of $10.7 million and purchases of property, plant and equipment of $29.6 million in the six months ended June 30, 2003. Investing activities used $20.5 million for payments made in connection with acquisitions, including $14.5 million used to settle the working capital adjustment with Goodrich, and $12.2 million for purchases of property, plant and equipment in the six months ended June 30, 2002.

Financing activities used $0.3 million related to repayments of short-term debt for the six months ended June 30, 2003. Financing activities used $12.0 million for the six months ended June 30, 2002, primarily related to the principal payments on our Term Loans.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the six months ended June 30, 2003 were $29.6 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for using cash on hand. We expect capital expenditures for the years 2003 and 2004 to be between $55.0 million and $65.0 million annually.

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

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our June 30, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.1 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligation of $0.9 million is recorded in accrued expenses and $1.4 million is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

We believe that our reserves are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We adopted this statement on January 1, 2003. In the first quarter of 2003 we recorded a liability for the expected present value of future asset retirement obligations costs of $1.1 million, increased net property, plant and equipment by $0.4 million and recognized a charge of $0.5 million, net of tax, related to the cumulative effect of this change in accounting principle.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement effective January 1, 2003. The effect of adoption had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority the expected gains, or both. We are currently evaluating our affiliated entities, however, at this time, we do not believe that it is reasonably possible that any entity we are affiliated with but do not currently consolidate will meet the definition of a variable interest entity.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently considering the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

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

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. As of June 30, 2003, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $14.9 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive income.

We entered into currency forward exchange contracts, totaling $18.4 million as of June 30, 2003, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. The fair value of these contracts was not material to our results of operations, cash flow or financial position.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the three months and six months ended June 30, 2003, we recognized $6.5 million and $6.7 million, respectively, of net losses included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

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

In determining the adequacy of the valuation allowance, which totaled $39.9 million as of June 30, 2003, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

Although we generated sufficient income through June 30, 2003 to realize certain deferred tax assets, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, continuing cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, primarily by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at June 30, 2003 was not material to our results of operations, cash flow or financial position.

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

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. Our interest rate swap agreements as of June 30, 2003 qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The change in the fair value of the interest rate swap agreements was not material to stockholder's equity for the three and six months ended June 30, 2003.

At June 30, 2003, we carried $853.9 million of outstanding debt on our balance sheet, with $373.9 million of that total, net of $205.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended June 30, 2003, interest expense would increase or decrease by $1.3 million. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 2003, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $15.8 million.

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

PART II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

       EXHIBIT
        NUMBER                      EXHIBIT DESCRIPTION
       ----------  -------------------------------------------------------

         10.1 Second Amendment to Credit Agreement by and among Noveon International, Inc., Noveon, Inc., Deutsche Bank Trust Company Americas, Credit Suisse First Boston and the financial institutions signatory thereto dated as of July 10, 2003.

         99.1      Section 906 Certificates.

     (B)  REPORTS ON FORM 8-K

          May 7, 2003--The Registrant filed a Current Report on Form 8-K, which was reported under Item 12, Results of Operations and Financial Condition and Item 7, Financial Statements and Exhibits, with respect to a press release containing its financial results for the first quarter of 2003.

     No other reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NOVEON, INC.


Date:  July 25, 2003         By:    /s/ Steven J. Demetriou
                                    --------------------------------------
                                    Steven J. Demetriou
                                    President and Chief Executive Officer

                             By:    /s/ Michael D. Friday
                                    --------------------------------------
                                    Michael D. Friday
                                    Executive Vice President and
                                      Chief Financial Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

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


Date:  July 25, 2003                /s/ Steven J. Demetriou
                                    --------------------------------------
                                    Steven J. Demetriou
                                    President and Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

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

Date: July 25, 2003                 /s/ Michael D. Friday
                                    ---------------------------------------
                                    Michael D. Friday
                                    Executive Vice President and
                                    Chief Financial Officer