Form 10-Q/A
period 2003-06-30
NOVEON INC
filed 2003-08-05
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

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

     As of August 5, 2003, there is 1 share of registrant's common stock outstanding.

                                NOVEON, INC.

           Index to Form 10-Q/A for the Quarter Ended June 30, 2003



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

     Item 3.   Quantitative and Qualitative Disclosures of Market
               Risk......................................................38

     Item 4.   Controls and Procedures...................................39


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..........................40


                             Explanatory Note

This Form 10-Q/A constitutes Amendment No. 1 to the Registrant's 10-Q for the fiscal quarter ended June 30, 2003. The following changes are reflected:

(1) The Section 302 certifications have been filed as Exhibit 31.1 in the form contained in the SEC's Release No. 33-8238 and the Section 906 certifications have been furnished as Exhibit 32.1; and

(2) Part I, Item 4 has been revised to indicate that management has reviewed the Registrant's internal disclosure controls and procedures as of the end of the period covered by the report.

There are no other changes to the Registrant's Form 10-Q, as amended by Amendment No. 1 thereto.

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

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that, as of the end of such period, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our SEC reports. Our Disclosure Committee, which is comprised of members of operational and functional management, reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         31.1      Section 302 Certificates.

         32.1      Section 906 Certificates.

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

                                    NOVEON, INC.


Date:  August 5, 2003        By:    /s/ Steven J. Demetriou
                                    --------------------------------------
                                    Steven J. Demetriou
                                    President and Chief Executive Officer

                             By:    /s/ Michael D. Friday
                                    --------------------------------------
                                    Michael D. Friday
                                    Executive Vice President and
                                      Chief Financial Officer