Form 10-Q
period 2003-09-30
NOVEON INC
filed 2003-11-10
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________.


                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)


         Delaware                 File No. 333-61812             13-4143915
 ------------------------      ------------------------     -------------------
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

     As of November 10, 2003, there is 1 share of registrant's common stock outstanding.

                                NOVEON, INC.

        Index to Form 10-Q for the Quarter Ended September 30, 2003



PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Income Statement--Three and nine months ended September 30, 2003 and 2002...................................3

           Condensed Consolidated Balance Sheet--September 30, 2003 and
           December 31, 2002...................................................4

           Condensed Consolidated Statement of Cash Flows--Nine months ended
           September 30, 2003 and 2002.........................................5

           Notes to Condensed Consolidated Financial Statements................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................23

   Item 3. Quantitative and Qualitative Disclosures of Market Risk............39

   Item 4. Controls and Procedures............................................40


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...................................41


                                                   NOVEON, INC.

                                      Condensed Consolidated Income Statement
                                               (dollars in millions)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ---------------------------    ----------------------------
                                                             2003           2002            2003          2002
                                                        -----------------------------------------------------------
                                                                               (unaudited)
Sales                                                      $  278.8      $  273.2        $  855.1      $  813.5
Cost of sales                                                 199.5         184.2           608.2         547.5
                                                        ---------------------------   -----------------------------

Gross profit                                                   79.3          89.0           246.9         266.0
Selling and administrative expenses                            49.9          51.3           150.6         151.7
Amortization expense                                            3.6           3.5            11.0          10.5
Restructuring and consolidation costs                           0.5           1.1             3.6           2.9
                                                        ---------------------------   -----------------------------

Operating income                                               25.3          33.1            81.7         100.9
Interest expense--net                                          17.3          18.9            53.5          57.4
Other expense--net                                              0.5           0.1             0.6           0.2
                                                        ---------------------------   -----------------------------
Income before income taxes and cumulative effect
  of accounting change                                          7.5          14.1            27.6          43.3
Income tax expense                                              1.8           1.8             5.4           6.7
                                                        ---------------------------   -----------------------------
Income before cumulative effect of accounting change            5.7          12.3            22.2          36.6
Cumulative effect of accounting change--net of tax               -             -              0.5           -
                                                        ---------------------------   -----------------------------
Net income                                                 $    5.7      $   12.3        $   21.7      $   36.6
                                                        ===========================   =============================



See notes to condensed consolidated financial statements.

                                                   NOVEON, INC.

                                       Condensed Consolidated Balance Sheet
                                               (dollars in millions)


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   2003               2002
                                                                            ---------------------------------------
                                                                                (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $    86.4          $    79.5
Accounts and notes receivable, net of allowances ($7.6 and
   $9.0 at September 30, 2003 and December 31, 2002, respectively)                   164.2              135.7
Inventories                                                                          149.8              144.1
Prepaid expenses and other current assets                                              6.4                7.2
                                                                            ---------------------------------------
TOTAL CURRENT ASSETS                                                                 406.8              366.5

Property, plant and equipment--net                                                   667.0              670.7
Goodwill                                                                             403.2              365.5
Identifiable intangible assets--net                                                  175.7              182.1
Receivable from Parent                                                                 1.4                1.2
Other assets                                                                          46.3               43.1
                                                                            ---------------------------------------
TOTAL ASSETS                                                                     $ 1,700.4          $ 1,629.1
                                                                            =======================================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Short-term bank debt                                                             $     -            $     0.4
Accounts payable                                                                     119.6              111.2
Accrued expenses                                                                      53.5               70.6
Income taxes payable                                                                   8.5                5.3
Current maturities of long-term debt                                                  12.2                -
                                                                            ---------------------------------------
TOTAL CURRENT LIABILITIES                                                            193.8              187.5

Long-term debt                                                                       840.5              847.1
Postretirement benefits other than pensions                                            5.9                5.8
Accrued pensions                                                                      38.5               34.9
Deferred income taxes                                                                 18.0               18.1
Accrued environmental                                                                 18.2               18.2
Other non-current liabilities                                                         16.9               17.8

STOCKHOLDER'S EQUITY
Common stock                                                                           -                  -
Paid in capital                                                                      498.0              498.0
Retained earnings (deficit)                                                           19.8               (1.9)
Accumulated other comprehensive income                                                50.8                3.6
                                                                            ---------------------------------------
TOTAL STOCKHOLDER'S EQUITY                                                           568.6              499.7
                                                                            ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $ 1,700.4          $ 1,629.1
                                                                            =======================================

See notes to condensed consolidated financial statements.



                                                   NOVEON, INC.

                                  Condensed Consolidated Statement of Cash Flows
                                               (dollars in millions)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,

                                                                                   2003               2002
                                                                            ---------------------------------------
                                                                                         (unaudited)
OPERATING ACTIVITIES
Net income                                                                       $    21.7          $    36.6
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                    67.1               61.3
     Deferred income taxes                                                             0.1                2.2
     Debt issuance cost amortization in interest expense                               4.0                4.2
     Cumulative effect of accounting change--net of tax                                0.5                -
     Change in assets and liabilities, net of effects of
       acquisitions of businesses                                                    (31.9)              (7.5)
                                                                            ---------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             61.5               96.8

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                           (39.2)             (27.7)
Payments made in connection with acquisitions,
  net of cash acquired                                                               (16.6)             (20.6)
                                                                            ---------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                              (55.8)             (48.3)

FINANCING ACTIVITIES
Debt issuance costs                                                                   (1.8)               -
Decrease in short-term debt                                                           (0.3)              (0.4)
Payments on long-term borrowings                                                       -                (18.9)
                                                                            ---------------------------------------
NET CASH (USED) BY FINANCING ACTIVITIES                                               (2.1)             (19.3)

Effect of exchange rate changes on cash and cash equivalents                           3.3                2.7
                                                                            ---------------------------------------
Net increase in cash and cash equivalents                                              6.9               31.9
Cash and cash equivalents at beginning of period                                      79.5              120.0
                                                                            ---------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    86.4          $   151.9
                                                                            =======================================


See notes to condensed consolidated financial statements.


                                NOVEON, INC.

     Periods of Three and Nine Months Ended September 30, 2003 and 2002

      Notes to Condensed Consolidated Financial Statements (unaudited)


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

B. ACQUISITIONS

The Company's Specialty Materials segment purchased selected assets and technology from a European extruder of electrostatic dissipative sheet in February 2003 and made an investment in a company that produces TPU-based cushion technology in March 2003. Also, in March 2003, the Company's Performance Coatings segment purchased certain coatings technology and manufacturing assets. In August 2003, the Company's Consumer Specialties segment purchased the remaining minority shares of Indiamalt Private Ltd. and in September 2003 acquired an ownership interest in and formed a joint venture with Specialty Natural Products Co. Ltd. ("SNP"), a manufacturer of botanical extracts used in personal care product formulations based in Thailand. The aggregate purchase price paid for these acquisitions and investment was $16.6 million, which was allocated to the assets acquired and resulted in goodwill of $9.3 million. Other changes in goodwill for the nine months ended September 30, 2003 were associated with foreign currency translation.

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("Issue 00-21"), "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 in July 2003 had no impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected residual returns, or both. The effect of adoption had no impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on the Company's consolidated financial position or results of operations.

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

C. NEW ACCOUNTING STANDARDS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. The Company's adoption of this statement had no impact on its consolidated financial statements.

D. INVENTORIES

The components of inventory consist of the following:

                                         SEPTEMBER 30,         DECEMBER 31,
                                            2003                  2002
                                     ----------------------------------------
                                                 (IN MILLIONS)

     Raw materials                       $      35.6        $      33.1
     Work in process                             3.6                3.6
     Finished products                         110.6              107.4
                                     ----------------------------------------
                                         $     149.8        $     144.1
                                     ========================================

At September 30, 2003 and December 31, 2002, LIFO inventory approximated first-in, first-out (FIFO) cost.

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

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

E. ASSET RETIREMENT OBLIGATIONS (CONTINUED)

The cumulative effect of this change in accounting principle resulted in a charge of $0.5 million (net of income taxes of $0.2 million) in the first quarter of 2003. The pro forma effects as if the Company had adopted SFAS No. 143 on January 1, 2002 are not material to the results of operations.

F. FINANCING ARRANGEMENTS

As required by its credit agreement, the Company has interest rate swap agreements to limit its exposure to interest rate fluctuations. In the first quarter of 2003, the Company entered into an additional interest rate swap agreement with a notional amount of $25.0 million. Under the terms of the 2003 interest rate swap agreement, the Company will pay a fixed rate of interest of 2.92% through 2007.

In July 2003, the Company amended the term loans within its existing credit facilities. As a result of this amendment, the Company refinanced and increased Term Loan B; the Company decreased Term Loan A, which offset the increase in Term Loan B; the applicable margin of the majority of Term Loan B was decreased by 0.75% and the maturity date on Term Loan B was extended to December 31, 2009. The amendment and refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, were not accounted for as a debt extinguishment.

G. INCOME TAXES

The Company's operations are included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

For the three and nine months ended September 30, 2003 and to a lesser extent for the three and nine months ended September 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the three and nine months ended September 30, 2002, decreases in the income tax rate resulted from reversal of tax valuation allowances previously recorded for the Company's domestic operations. The decreases in the effective tax rate from the federal statutory rate were partially offset by higher tax valuation allowance amounts associated with the Company's foreign operations, tax valuation allowances associated with certain income tax credits and other nondeductible items.

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

E. ASSET RETIREMENT OBLIGATIONS (CONTINUED)

As of September 30, 2003, management has determined, based on the Company's capital structure and lack of prior earnings history based on this structure, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, under the provisions of SFAS No. 109, a valuation allowance of $42.8 million has been recorded at September 30, 2003. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

In determining the adequacy of the $42.8 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain the tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

H. SEGMENT INFORMATION (CONTINUED)

The following tables summarize business segment information:

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                              2003           %            2002           %
                                                         -------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
    Sales
       Consumer Specialties                                  $   80.8       29.0%       $   76.4        28.0%
       Specialty Materials                                      102.8       36.9%          101.7        37.2%
       Performance Coatings                                      95.2       34.1%           95.1        34.8%
                                                         -------------------------------------------------------
    Total sales                                              $  278.8      100.0%       $  273.2       100.0%
                                                         =======================================================
    Gross profit
       Consumer Specialties                                  $   23.5       29.1%       $   23.7        31.0%
       Specialty Materials                                       32.3       31.4%           40.1        39.4%
       Performance Coatings                                      23.5       24.7%           25.2        26.5%
                                                         ----------------           -----------------
    Total gross profit                                       $   79.3       28.4%       $   89.0        32.6%
                                                         ================           =================
    Operating income
       Consumer Specialties                                  $   12.7       15.7%       $   13.3        17.4%
       Specialty Materials                                       16.4       16.0%           24.6        24.2%
       Performance Coatings                                      11.0       11.6%           13.3        14.0%
                                                         ----------------           -----------------
        Total segment operating income                           40.1       14.4%           51.2        18.7%
       Corporate costs                                          (14.3)      (5.1)%         (17.0)       (6.2)%
       Restructuring and consolidation costs                     (0.5)      (0.2)%          (1.1)       (0.4)%
                                                         -------------------------------------------------------
    Total operating income                                   $   25.3        9.1%       $   33.1        12.1%
                                                         =======================================================

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                              2003           %           2002            %
                                                         -------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS)
    Sales
       Consumer Specialties                                  $  250.2       29.3%       $  218.1        26.8%
       Specialty Materials                                      318.3       37.2%          305.6        37.6%
       Performance Coatings                                     286.6       33.5%          289.8        35.6%
                                                         -------------------------------------------------------
    Total sales                                              $  855.1      100.0%       $  813.5       100.0%
                                                         =======================================================
    Gross profit
       Consumer Specialties                                  $   70.2       28.1%       $   67.9        31.1%
       Specialty Materials                                      105.5       33.1%          116.4        38.1%
       Performance Coatings                                      71.2       24.8%           81.7        28.2%
                                                         ----------------          ------------------
    Total gross profit                                       $  246.9       28.9%       $  266.0        32.7%
                                                         ================          ==================
    Operating income
       Consumer Specialties                                  $   37.7       15.1%       $   38.0        17.4%
       Specialty Materials                                       57.2       18.0%           69.4        22.7%
       Performance Coatings                                      34.4       12.0%           46.7        16.1%
                                                         ----------------          ------------------
        Total segment operating income                          129.3       15.1%          154.1        18.9%
       Corporate costs                                          (44.0)      (5.1)%         (50.3)       (6.2)%
       Restructuring and consolidation costs                     (3.6)      (0.4)%          (2.9)       (0.4)%
                                                         -------------------------------------------------------
    Total operating income                                   $   81.7        9.6%       $  100.9        12.4%
                                                         =======================================================

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

I. COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2003           2002            2003          2002
                                               ------------------------------------------------------------
                                                                     (IN MILLIONS)

Net income                                        $     5.7     $    12.3        $    21.7    $    36.6
Net change related to cash flow hedges                  2.5          (5.2)             2.3         (9.0)
Cumulative translation adjustment                      (6.5)          1.1             44.9         11.5
                                               ------------------------------ -----------------------------
Total comprehensive income                        $     1.7     $     8.2        $    68.9    $    39.1
                                               ============================== =============================


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

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                   2003           2002            2003          2002
                                               ------------------------------------------------------------
                                                                     (IN MILLIONS)

Net income as reported                            $     5.7     $    12.3        $    21.7    $    36.6
Deduct:  total stock-based employee
   compensation expense determined under the
   fair value based method for all awards,
   net of related tax effects                          (0.5)         (0.4)            (1.5)        (1.3)
                                               ------------------------------ -----------------------------
Pro forma net income                              $     5.2     $    11.9        $    20.2    $    35.3
                                               ============================== =============================

The effects of applying SFAS No. 123 may not be representative of the effects on reportable net income in future years.

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

K. RESTRUCTURING AND CONSOLIDATION COSTS

In order to increase efficiency and productivity and to reduce costs, the Company reduced headcount at various administrative and manufacturing facilities in 2003. Through these restructuring efforts, the Company eliminated approximately 30 positions. The restructuring accrual at September 30, 2003 is summarized below:

                                      BALANCE
                                     JANUARY 1,                                            BALANCE
(IN MILLIONS)                           2003            PROVISION        ACTIVITY     SEPTEMBER 30, 2003
-----------------------------------------------------------------------------------------------------------

Personnel-related costs               $    -              $   2.7         $   1.9            $   0.8
                                ===========================================================================


During 2002, the Company consolidated its static control manufacturing facilities into its Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility. The restructuring accrual at September 30, 2003 is summarized below:

                                      BALANCE
                                     JANUARY 1,                                            BALANCE
(IN MILLIONS)                           2003            PROVISION        ACTIVITY     SEPTEMBER 30, 2003
-----------------------------------------------------------------------------------------------------------

Facility closure costs                $    0.2            $   0.2         $   0.3            $   0.1
                                ===========================================================================

In order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines in June 2001. Through these restructuring efforts, the Company planned to eliminate approximately 440 positions. Substantially all of the affected employees have left their positions as of September 30, 2003. The restructuring accrual at September 30, 2003 is summarized below:

                                      BALANCE
                                     JANUARY 1,                                             BALANCE
(IN MILLIONS)                           2003            PROVISION        ACTIVITY     SEPTEMBER 30, 2003
-----------------------------------------------------------------------------------------------------------

Personnel-related costs               $    2.1            $   -           $   1.3            $   0.8
Facility closure costs                     0.6                -               0.2                0.4
Relocation and restructuring
   expense                                 -                  0.7             0.7                -
                                ---------------------------------------------------------------------------
                                      $    2.7            $   0.7         $   2.2            $   1.2
                                ===========================================================================

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


L. CONTINGENCIES

The Company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The Company has numerous sales commitments for product supply contracts in the ordinary course of business.

GENERAL. There are pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability, and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

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

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

L. CONTINGENCIES (CONTINUED)

Goodrich Corporation ("Goodrich") provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's September 30, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.0 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

The Company believes that its environmental accruals are adequate based on currently available information. Management believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information. However, the additional costs, if any, cannot be estimated and management believes that they would not have a material adverse effect on the Company's results of operations, financial position or cash flows in a given period.

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

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

The Company's foreign subsidiaries are not guarantors of the 11% Senior Subordinated Notes. Condensed consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                ------------------------------------------------------------------------------------
                                                  COMBINED           COMBINED
                                     THE          GUARANTOR        NON-GUARANTOR
INCOME STATEMENT DATA              COMPANY      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS         TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                  (IN MILLIONS)

Sales                             $   166.2     $      44.9       $      99.9           $   (32.2)      $   278.8
Cost of sales                         113.2            42.9              75.6               (32.2)          199.5
                                ------------------------------------------------------------------------------------
Gross profit                           53.0             2.0              24.3                 -              79.3
Selling and administrative
   expenses                            32.9             2.4              14.6                 -              49.9
Amortization expense                    0.1             2.3               1.2                 -               3.6
Restructuring and
   consolidation costs                  0.4             -                 0.1                 -               0.5
                                ------------------------------------------------------------------------------------
Operating income (loss)                19.6            (2.7)              8.4                 -              25.3
Interest expense--net                  15.5             1.7               0.1                 -              17.3
Other expense (income)--net              -             (0.1)              0.6                 -               0.5
                                ------------------------------------------------------------------------------------
Income (loss) before income
   taxes                                4.1            (4.3)              7.7                 -               7.5
Income tax expense                      -               -                 1.8                 -               1.8
                                ------------------------------------------------------------------------------------
Net income (loss)                 $     4.1     $      (4.3)      $       5.9           $     -         $     5.7
                                ====================================================================================


                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                ------------------------------------------------------------------------------------
                                                  COMBINED           COMBINED
                                     THE          GUARANTOR        NON-GUARANTOR
INCOME STATEMENT DATA              COMPANY      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                  (IN MILLIONS)

Sales                             $   508.4     $     140.9       $     301.0           $   (95.2)      $   855.1
Cost of sales                         341.4           133.7             228.3               (95.2)          608.2
                                ------------------------------------------------------------------------------------
Gross profit                          167.0             7.2              72.7                 -             246.9
Selling and administrative
   expenses                            98.8             7.5              44.3                 -             150.6
Amortization expense                    0.4             7.0               3.6                 -              11.0
Restructuring and
   consolidation costs                  2.9             -                 0.7                 -               3.6
                                ------------------------------------------------------------------------------------
Operating income (loss)                64.9            (7.3)             24.1                 -              81.7
Interest expense--net                  47.9             5.1               0.5                 -              53.5
Other expense (income)--net            (0.2)           (0.5)              1.3                 -               0.6
                                ------------------------------------------------------------------------------------
Income (loss) before income
   taxes and cumulative effect
   of accounting change                17.2           (11.9)             22.3                 -              27.6
Income tax expense                      -               -                 5.4                 -               5.4
                                ------------------------------------------------------------------------------------
Income (loss) before
   cumulative effect of
   accounting change                   17.2           (11.9)             16.9                 -              22.2
Cumulative effect of
   accounting change--
   net of tax                           -               -                 0.5                 -               0.5
                                ------------------------------------------------------------------------------------
Net income (loss)                 $    17.2     $     (11.9)      $      16.4           $     -         $    21.7
                                ====================================================================================

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                                   SEPTEMBER 30, 2003
                                       -----------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                           THE         GUARANTOR      NON-GUARANTOR
BALANCE SHEET DATA                       COMPANY     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                      (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents               $      7.7     $     0.8        $     77.9        $     -       $     86.4
Accounts and notes receivable                 68.8          24.4              71.0              -            164.2
Inventories                                   67.7          31.7              50.4              -            149.8
Prepaid expenses and other
   current assets                              3.2           1.3               1.9              -              6.4
                                       -----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                         147.4          58.2             201.2              -            406.8
Property, plant and equipment-net            384.7         101.4             180.9              -            667.0
Goodwill                                     250.0           0.5             152.7              -            403.2
Identifiable intangible assets-net             3.2         115.2              57.3              -            175.7
Intercompany receivables                     424.7           -                26.1           (450.8)           -
Investment in subsidiaries                   444.5          48.9               -             (493.4)           -
Receivable from Parent                         1.4           -                 -                -              1.4
Other assets                                  37.8           7.7               0.8              -             46.3
                                       -----------------------------------------------------------------------------
TOTAL ASSETS                            $  1,693.7     $   331.9        $    619.0        $  (944.2)    $  1,700.4
                                       =============================================================================
CURRENT LIABILITIES
Accounts payable                        $     72.0     $     8.9        $     38.7        $     -       $    119.6
Accrued expenses                              39.1           4.3              10.1              -             53.5
Income taxes payable                           -             -                 8.5              -              8.5
Current maturities of debt                    12.2           -                 -                -             12.2
                                       -----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                    123.3          13.2              57.3              -            193.8
Long-term debt                               840.2           -                 0.3              -            840.5
Postretirement benefits other
   than pensions                               4.6           1.3               -                -              5.9
Accrued pensions                              23.9           6.8               7.8              -             38.5
Deferred income taxes                          -             -                18.0              -             18.0
Accrued environmental                          1.2          17.0               -                -             18.2
Intercompany payables                        198.7         156.9              95.2           (450.8)           -
Other non-current liabilities                 14.7           -                 2.2              -             16.9
                                       -----------------------------------------------------------------------------
TOTAL LIABILITIES                          1,206.6         195.2             180.8           (450.8)       1,131.8

STOCKHOLDER'S EQUITY
Common stock                                   -           151.6             341.8           (493.4)           -
Paid in capital                              498.0           -                 -                -            498.0
Retained earnings (deficit)                    1.9         (14.9)             32.8              -             19.8
Accumulated other comprehensive
   income (loss)                             (12.8)          -                63.6              -             50.8
                                       -----------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                   487.1         136.7             438.2           (493.4)         568.6
                                       -----------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                 $  1,693.7     $   331.9        $    619.0        $  (944.2)    $  1,700.4
                                       =============================================================================

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)



                                                         NINE MONTHS ENDED SEPTEMBER 30, 2003
                                    --------------------------------------------------------------------------------
                                                    COMBINED         COMBINED
                                        THE         GUARANTOR      NON-GUARANTOR
CASH FLOW DATA                        COMPANY     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS       TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)
Net cash provided by
   operating activities              $    14.7      $    10.1        $      36.7       $      -       $    61.5
Investing activities:
   Purchases of property, plant
     and equipment                       (19.0)          (9.4)             (10.8)             -           (39.2)
   Payments made in connection
     with acquisitions, net of
     cash acquired                       (13.9)           -                 (2.7)             -           (16.6)
                                    --------------------------------------------------------------------------------
Net cash (used) by investing
   activities                            (32.9)          (9.4)             (13.5)             -           (55.8)
Financing activities:
   Debt issuance costs                    (1.8)           -                  -                -            (1.8)
   Decrease in short-term debt             -              -                 (0.3)             -            (0.3)
                                    --------------------------------------------------------------------------------
Net cash (used) by financing
   activities                             (1.8)           -                 (0.3)             -            (2.1)
Effect of exchange rate changes
   on cash and cash equivalents            -              -                  3.3              -             3.3
                                    --------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents                  (20.0)           0.7               26.2              -             6.9
Cash and cash equivalents
   at beginning of period                 27.7            0.1               51.7              -            79.5
                                    --------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                  $     7.7      $     0.8        $      77.9       $      -       $    86.4
                                    ================================================================================


                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     -----------------------------------------------------------------------------------
                                                       COMBINED         COMBINED
                                          THE          GUARANTOR      NON-GUARANTOR
INCOME STATEMENT DATA                   COMPANY      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)

Sales                                  $     166.3    $      45.8     $      84.5       $     (23.4)      $     273.2
Cost of sales                                104.2           38.8            64.6             (23.4)            184.2
                                     -----------------------------------------------------------------------------------
Gross profit                                  62.1            7.0            19.9               -                89.0
Selling and administrative expenses           33.6            3.0            14.7               -                51.3
Amortization expense                           0.1            2.1             1.3               -                 3.5
Restructuring and consolidation
  costs                                        1.1            -               -                 -                 1.1
                                     -----------------------------------------------------------------------------------
Operating income                              27.3            1.9             3.9               -                33.1
Interest expense (income)--net                19.1           (0.4)            0.2               -                18.9
Other expense (income)--net                    0.1           (0.1)            0.1               -                 0.1
                                     -----------------------------------------------------------------------------------
Income before income taxes                     8.1            2.4             3.6               -                14.1
Income tax expense                             -              -               1.8               -                 1.8
                                     -----------------------------------------------------------------------------------
Net income                             $       8.1    $       2.4     $       1.8       $       -         $      12.3
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
INCOME STATEMENT DATA                   COMPANY      SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)

Sales                                  $     507.2    $     131.9     $     252.3       $     (77.9)      $     813.5
Cost of sales                                324.6          111.9           188.9             (77.9)            547.5
                                     -----------------------------------------------------------------------------------
Gross profit                                 182.6           20.0            63.4               -               266.0
Selling and administrative expenses          103.2            8.3            40.2               -               151.7
Amortization expense                           0.2            6.8             3.5               -                10.5
Restructuring and consolidation
  costs                                        2.8            -               0.1               -                 2.9
                                     -----------------------------------------------------------------------------------
Operating income                              76.4            4.9            19.6               -               100.9
Interest expense (income)--net                57.7           (1.1)            0.8               -                57.4
Other expense (income)--net                    0.1           (0.2)            0.3               -                 0.2
                                     -----------------------------------------------------------------------------------
Income before income taxes                    18.6            6.2            18.5               -                43.3
Income tax expense                             0.1            0.1             6.5               -                 6.7
                                     -----------------------------------------------------------------------------------
Net income                             $      18.5    $       6.1     $      12.0       $       -         $      36.6
                                     ===================================================================================

                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)


                                                                  DECEMBER 31, 2002
                                    --------------------------------------------------------------------------------
                                                     COMBINED         COMBINED
                                        THE         GUARANTOR      NON-GUARANTOR
BALANCE SHEET DATA                    COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS        TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)
CURRENT ASSETS
Cash and cash equivalents            $     27.7      $     0.1        $    51.7        $     -         $    79.5
Accounts and notes receivable              58.4           20.0             57.3              -             135.7
Inventories                                66.3           30.3             47.5              -             144.1
Prepaid expenses and other
current assets                              4.0            0.9              2.3              -               7.2
                                   ---------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                      156.4           51.3            158.8              -             366.5
Property, plant and
   equipment--net                         399.3           98.2            173.2              -             670.7
Goodwill                                  246.2            0.5            118.8              -             365.5
Identifiable intangible assets--net         2.6          121.8             57.7              -             182.1
Intercompany receivables                  358.6            0.7             23.8           (383.1)            -
Investment in subsidiaries                430.8           48.9              -             (479.7)            -
Receivable from Parent                      1.2            -                -                -               1.2
Other assets                               35.0            7.6              0.5              -              43.1
                                   ---------------------------------------------------------------------------------
TOTAL ASSETS                         $  1,630.1      $   329.0        $   532.8        $  (862.8)      $ 1,629.1
                                   =================================================================================
CURRENT LIABILITIES
Short-term bank debt                 $      -        $     0.1        $     0.3        $     -         $     0.4
Accounts payable                           62.5           11.8             36.9              -             111.2
Accrued expenses                           57.5            5.0              8.1              -              70.6
Income taxes payable                        -              -                5.3              -               5.3
                                   ---------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                 120.0           16.9             50.6              -             187.5
Long-term debt                            846.8            -                0.3              -             847.1
Postretirement benefits
   other than pensions                      4.5            1.3              -                -               5.8
Accrued pensions                           22.1            6.2              6.6              -              34.9
Deferred income taxes                       -              -               18.1              -              18.1
Accrued environmental                       1.4           16.8              -                -              18.2
Intercompany payables                     151.5          142.6             89.0           (383.1)            -
Other non-current liabilities              15.8            -                2.0              -              17.8
                                   ---------------------------------------------------------------------------------
TOTAL LIABILITIES                       1,162.1          183.8            166.6           (383.1)        1,129.4

STOCKHOLDER'S EQUITY
Common stock                                -            148.2            331.5           (479.7)            -
Paid in capital                           498.0            -                -                -             498.0
Retained (deficit) earnings               (15.3)          (3.0)            16.4              -              (1.9)
Accumulated other
   comprehensive income (loss)            (14.7)           -               18.3              -               3.6
                                   ---------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                468.0          145.2            366.2           (479.7)          499.7
                                   ---------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY              $  1,630.1      $   329.0        $   532.8        $  (862.8)      $ 1,629.1
                                   =================================================================================


                               NOVEON, INC.
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)



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
                                     ====================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section and elsewhere in this report include forward-looking statements, including those that relate to our future plans, objectives, expectations and intentions. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "expects," "anticipates," "intends," "plans," "believes," "estimates," "seeks," "thinks" and variations of these words and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, our goals may not be achieved. These forward-looking statements are made as of the date of this report, and, except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to update or revise them or provide reasons why actual results may differ.

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

OVERVIEW

We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry-leading franchises marketed under some of the industry's most recognized brand names including Carbopol(R), TempRite(R), Estane(R) and Hycar(R). These global brands are complemented by a diverse portfolio of historically stable, cash generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly. Through our worldwide network of 28 strategically located manufacturing facilities, we service more than 7,000 customers operating in over 25 industries. In 2002, we derived approximately 63% of our sales from the United States, 18% of our sales from Europe and 19% of our sales from the rest of the world.

Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings.

ACQUISITIONS

The Specialty Materials segment purchased selected assets and technology from a European extruder of electrostatic dissipative sheet in February 2003 and made an investment in a company that produces TPU-based cushion technology in March 2003. Also, in March 2003, the Performance Coatings segment purchased certain coatings technology and manufacturing assets. In August 2003, the Consumer Specialties segment purchased the remaining minority shares of Indiamalt Private Ltd. and in September 2003 acquired an ownership interest in and formed a joint venture with Specialty Natural Products Co. Ltd. ("SNP"), a manufacturer of botanical extracts used in personal care product formulations based in Thailand. The aggregate purchase price paid for these acquisitions and investment was $16.6 million, which was allocated to the assets acquired and resulted in goodwill of $9.3 million.

In October 2003, the Specialty Materials segment purchased selected assets of Thermedics Polymer Products, LLC, a manufacturer of aliphatic thermoplastic polyurethane, from VIASYS Healthcare, Inc.

RESTRUCTURING MATTERS

In order to increase efficiency and productivity and to reduce costs, we reduced headcount at various administrative and manufacturing facilities in 2003. Through these restructuring efforts, we eliminated approximately 30 positions. As of September 30, 2003, approximately $0.8 million remains accrued for restructuring costs with the remaining costs to be paid by 2004.

During 2002, we consolidated our static control manufacturing facilities into our Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve the productivity of our electronics industry-related product lines.

In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio, and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we planned to eliminate approximately 440 positions. Substantially all of the affected employees have left their positions as of September 30, 2003. As of September 30, 2003, approximately $1.2 million remains accrued for restructuring costs with the remaining costs anticipated to be paid by 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

TOTAL COMPANY ANALYSIS

SALES. Sales increased $5.6 million, or 2.0%, to $278.8 million for the three months ended September 30, 2003 from $273.2 million for the three months ended September 30, 2002. The increase in sales was attributable to the strength in the euro, incremental sales of $7.6 million associated with acquisitions, and higher volumes in our Estane(R) TPU and personal care product lines, partially offset by lower volumes within our Performance Coatings and polymer additives product lines and competitive pricing pressure across most of Specialty Materials.

COST OF SALES. Cost of sales as a percentage of sales increased to 71.6% for the three months ended September 30, 2003 from 67.4% for the three months ended September 30, 2002. The increase in cost of sales as a percentage of sales was primarily attributable to an increase in raw material and utility costs across each of our segments.

GROSS PROFIT. Gross profit decreased $9.7 million, or 10.9%, to $79.3 million for the three months ended September 30, 2003 from $89.0 million for the three months ended September 30, 2002. As a percentage of sales, gross profit decreased to 28.4% for the three months ended September 30, 2003 from 32.6% for the three months ended September 30, 2002. The decrease in gross profit and gross profit as a percentage of sales was primarily driven by higher raw material and utility costs across each segment and competitive pricing pressure across most of Specialty Materials, partially offset by increased sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased $1.4 million, or 2.7%, to $49.9 million for the three months ended September 30, 2003 from $51.3 million for the three months ended September 30, 2002. The decrease in selling and administrative expenses was primarily related to lower spending and reduced costs associated with our variable incentive plans, partially offset by planned increases in research and development and the strength in the euro. Selling and administrative expenses as a percentage of sales declined to 17.9% for the three months ended September 30, 2003 from 18.8% for the three months ended September 30, 2002.

AMORTIZATION EXPENSE. Amortization expense totaled $3.6 million for the three months ended September 30, 2003 and was comparable to $3.5 million for the three months ended September 30, 2002.

RESTRUCTURING AND CONSOLIDATION COSTS. Restructuring and consolidation costs decreased $0.6 million to $0.5 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. These expenses relate to our continued efforts to increase efficiency and productivity and to reduce costs.

OPERATING INCOME. Operating income decreased by $7.8 million, or 23.6%, to $25.3 million for the three months ended September 30, 2003 from $33.1 million for the three months ended September 30, 2002. The decrease in operating income was primarily attributable to higher raw material and utility costs across each segment, competitive pricing pressure, and lower volumes within our Performance Coatings product lines. The decrease was partially offset by higher volumes within our personal care and Estane(R) TPU product lines, lower selling and administrative expenses, lower manufacturing spending and the impact of acquisitions.

INTEREST EXPENSE--NET. Interest expense was $17.3 million for the three months ended September 30, 2003 and $18.9 million for the three months ended September 30, 2002. The decrease in interest expense was attributable to lower interest rates and the impact of debt reductions.

OTHER EXPENSE--NET. Other expense was $0.5 million for the three months ended September 30, 2003 and $0.1 million for the three months ended September 30, 2002.

INCOME TAX EXPENSE. Income tax expense was $1.8 million for the three months ended September 30, 2003 compared to $1.8 million for the three months ended September 30, 2002. The income tax expense for the three months ended September 30, 2003 and 2002 was primarily associated with our international operations. The effective tax rate for the three months ended September 30, 2003 and 2002 was 24.0% and 12.8%, respectively.

The increase in the effective tax rate for the third quarter of 2003 as compared to the third quarter of 2002 was principally related to a net increase in tax valuation allowances recorded in the third quarter of 2003.

For the three months ended September 30, 2003 and to a lesser extent for the three months ended September 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the three months ended September 30, 2002, decreases in the income tax rate resulted from the reversal of tax valuation allowances previously recorded for the Company's domestic operations. The decreases in the effective tax rate from the federal statutory rate were partially offset by higher tax valuation allowance amounts associated with our foreign operations, tax valuation allowances associated with certain income tax credits, and other nondeductible items.

As of September 30, 2003, we have determined, based on our capital structure and lack of prior earnings history based on this structure, that it is uncertain that our future taxable income will be sufficient to recognize certain of these net deferred tax assets. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, we intend to maintain the tax valuation allowances recorded at September 30, 2003 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

NET INCOME. As a result of the factors discussed above, net income decreased by $6.6 million to $5.7 million for the three months ended September 30, 2003 from $12.3 million for the three months ended September 30, 2002.

SEGMENT ANALYSIS

CONSUMER SPECIALTIES. Sales increased $4.4 million, or 5.8%, to $80.8 million for the three months ended September 30, 2003 from $76.4 million for the three months ended September 30, 2002. The increase in sales was primarily attributable to the impact of higher sales of $3.0 million in our personal care and pharmaceutical product lines, principally due to higher global Carbopol(R) acrylic thickener sales and the successful launch of new products; the strength in the euro and higher sales of $1.4 million in our food and beverage product lines, principally due to incremental sales associated with acquisitions.

Gross profit decreased $0.2 million, or 0.8%, to $23.5 million for the three months ended September 30, 2003 from $23.7 million for the three months ended September 30, 2002. The decrease in gross profit was primarily associated with substantially higher raw material and utility costs within our food and beverage product lines offset by higher volumes within our personal care product lines and the impact of acquisitions. As a percentage of sales, gross profit decreased to 29.1% for the three months ended September 30, 2003 from 31.0% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $0.6 million, or 4.5%, to $12.7 million for the three months ended September 30, 2003 from $13.3 million for the three months ended September 30, 2002. The decrease in operating income was primarily associated with increased raw material and utility costs within our food and beverage product lines offset by higher volumes within our personal care product lines and the impact of acquisitions.

SPECIALTY MATERIALS. Sales increased by $1.1 million, or 1.1%, to $102.8 million for the three months ended September 30, 2003 from $101.7 million for the three months ended September 30, 2002. The increase in sales was primarily attributable to $3.6 million in higher sales within our Estane(R) TPU product lines, principally related to higher volumes in Asia and North America and a stronger euro, partially offset by $2.4 million in lower sales within our polymer additives product lines, principally related to lower volumes, and competitive pricing pressure.

Gross profit decreased $7.8 million, or 19.5%, to $32.3 million for the three months ended September 30, 2003 from $40.1 million for the three months ended September 30, 2002. The decrease in gross profit was primarily attributable to increased raw material and utility costs throughout all of the segment product lines, competitive pricing pressure, and lower volumes within our polymer additives product lines, partially offset by lower manufacturing spending across most of the segment and higher volumes within our Estane(R) TPU and TempRite(R) CPVC product lines. As a percentage of sales, gross profit decreased to 31.4% for the three months ended September 30, 2003 from 39.4% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of sales was due primarily to increases in raw material and utility costs.

Operating income decreased $8.2 million, or 33.3%, to $16.4 million for the three months ended September 30, 2003 from $24.6 million for the three months ended September 30, 2002. The decrease in operating income was primarily attributable to increased raw material and utility costs throughout all of the segment product lines, competitive pricing pressure, and overall lower volumes within our polymer additives product lines, partially offset by lower manufacturing spending across most of the segment and higher volumes within our Estane(R) TPU and TempRite(R) CPVC product lines.

PERFORMANCE COATINGS. Sales increased $0.1 million, or 0.1%, to $95.2 million for the three months ended September 30, 2003 from $95.1 million for the three months ended September 30, 2002. The increase in sales was primarily attributable to incremental sales associated with acquisitions and the strength in the euro, offset by lower sales volumes.

Gross profit decreased $1.7 million, or 6.7%, to $23.5 million for the three months ended September 30, 2003 from $25.2 million for the three months ended September 30, 2002. The decrease in gross profit was primarily attributable to lower sales volumes and substantially higher raw material and utility costs, partially offset by lower manufacturing costs and the impact of acquisitions. As a percentage of sales, gross profit decreased to 24.7% for the three months ended September 30, 2003 from 26.5% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $2.3 million, or 17.3%, to $11.0 million for the three months ended September 30, 2003 from $13.3 million for the three months ended September 30, 2002. The decrease in operating income was primarily attributable to lower sales volumes and substantially higher raw material and utility costs, partially offset by lower manufacturing costs and the impact of acquisitions.

CORPORATE. Corporate costs decreased $2.7 million, or 15.9%, to $14.3 million for the three months ended September 30, 2003 from $17.0 million for the three months ended September 30, 2002. This decrease was primarily the result of lower spending and reduced costs associated with our variable incentive plans.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

TOTAL COMPANY ANALYSIS

SALES. Sales increased $41.6 million, or 5.1%, to $855.1 million for the nine months ended September 30, 2003 from $813.5 million for the nine months ended September 30, 2002. The increase in sales was attributable to the strength in the euro, incremental sales of $25.8 million associated with acquisitions, and higher volumes in our personal care, pharmaceutical and Estane(R) TPU product lines, partially offset by lower volumes within Performance Coatings. The strength in the euro and increased volumes were principally responsible for sales increases of $18.2 million within our personal care and pharmaceutical product lines and $12.1 million in our Estane(R) TPU product lines. Increased sales of $13.9 million within our food and beverage product lines were due primarily to the impact of acquisitions. Decreased sales within our Performance Coatings segment were due primarily to overall lower sales volumes offset by incremental sales associated with acquisitions and the strength in the euro.

COST OF SALES. Cost of sales as a percentage of sales increased to 71.1% for the nine months ended September 30, 2003 from 67.3% for the nine months ended September 30, 2002. The increase in cost of sales as a percentage of sales was primarily attributable to substantially higher raw material and utility costs across each segment.

GROSS PROFIT. Gross profit decreased $19.1 million, or 7.2%, to $246.9 million for the nine months ended September 30, 2003 from $266.0 million for the nine months ended September 30, 2002. As a percentage of sales, gross profit decreased to 28.9% for the nine months ended September 30, 2003 from 32.7% for the nine months ended September 30, 2002. The decrease in gross profit and gross profit as a percentage of sales was primarily associated with higher raw material and utility costs, partially offset by increased sales.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased $1.1 million, or 0.7%, to $150.6 million for the nine months ended September 30, 2003 from $151.7 million for the nine months ended September 30, 2002. The decrease in selling and administrative expenses was primarily related to lower spending and reduced costs associated with our variable incentive plans. The decrease was partially offset by the impact of the stronger euro and the addition of sales, marketing and research and development resources. Selling and administrative expenses as a percentage of sales declined to 17.6% for the nine months ended September 30, 2003 from 18.6% for the nine months ended September 30, 2002.

AMORTIZATION EXPENSE. Amortization expense totaled $11.0 million for the nine months ended September 30, 2003 and was comparable to $10.5 million for the nine months ended September 30, 2002.

RESTRUCTURING AND CONSOLIDATION COSTS. Restructuring and consolidation costs increased $0.7 million to $3.6 million for the nine months ended September 30, 2003 from $2.9 million for the nine months ended September 30, 2002. These expenses relate to our continued efforts to increase efficiency and productivity and to reduce costs.

OPERATING INCOME. Operating income decreased by $19.2 million, or 19.0% to $81.7 million for the nine months ended September 30, 2003 from $100.9 million for the nine months ended September 30, 2002. The decrease in operating income was primarily attributable to substantially higher raw material and utility costs across each segment and decreased volumes within our Performance Coatings segment. The decrease was partially offset by increased volumes within our personal care, Estane(R) TPU, food and beverage and pharmaceutical product lines, lower selling and administrative expenses, lower manufacturing spending and the impact of acquisitions.

INTEREST EXPENSE--NET. Interest expense was $53.5 million for the nine months ended September 30, 2003 and $57.4 million for the nine months ended September 30, 2002. The decrease in interest expense was attributable to lower interest rates and the impact of debt reductions.

OTHER EXPENSE--NET. Other expense was $0.6 million for the nine months ended September 30, 2003 and $0.2 million for the nine months ended September 30, 2002.

INCOME TAX EXPENSE. Income tax expense was $5.4 million for the nine months ended September 30, 2003 compared to $6.7 million for the nine months ended September 30, 2002. The income tax expense for the nine months ended September 30, 2003 and 2002 was primarily associated with our international operations. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 19.6% and 15.5%, respectively.

The increase in the effective tax rate for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was principally related to a net increase in tax valuation allowances recorded in 2003.

For the nine months ended September 30, 2003 and to a lesser extent for the nine months ended September 30, 2002, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of certain income tax credits and from the effective tax rate differential on consolidated foreign subsidiaries. In addition, for the nine months ended September 30, 2002, decreases in the income tax rate resulted from the reversal of tax valuation allowances previously recorded for our domestic operations. The decreases in the effective tax rate from the federal statutory rate were partially offset by higher tax valuation allowance amounts associated with our foreign operations, tax valuation allowance amounts associated with certain income tax credits and other nondeductible items.

As of September 30, 2003, we have determined, based on our capital structure and lack of prior earnings history based on this structure, that it is uncertain that our future taxable income will be sufficient to recognize certain of these net deferred tax assets. In accordance with the provisions of SFAS No. 109, we intend to maintain the tax valuation allowances recorded at September 30, 2003 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE--NET OF TAX. The cumulative effect of accounting change was $0.5 million for the nine months ended September 30, 2003 and relates to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations", effective January 1, 2003.

NET INCOME. As a result of the factors discussed above, net income decreased by $14.9 million to $21.7 million for the nine months ended September 30, 2003 from $36.6 million for the nine months ended September 30, 2002.

SEGMENT ANALYSIS

CONSUMER SPECIALTIES. Sales increased $32.1 million, or 14.7%, to $250.2 million for the nine months ended September 30, 2003 from $218.1 million for the nine months ended September 30, 2002. The increase in sales was primarily attributable to the impact of higher sales of $18.2 million in our personal care and pharmaceutical product lines, principally due to the strength in the euro, higher global Carbopol(R) acrylic thickener sales and the successful launch of new products; and higher sales of $13.9 million in our food and beverage product lines, principally due to incremental sales associated with acquisitions.

Gross profit increased $2.3 million, or 3.4%, to $70.2 million for the nine months ended September 30, 2003 from $67.9 million for the nine months ended September 30, 2002. The increase in gross profit was primarily associated with higher volumes within our personal care, food and beverage and pharmaceutical product lines and the strength in the euro, offset by substantially higher raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit decreased to 28.1% for the nine months ended September 30, 2003 from 31.1% for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

Operating income decreased $0.3 million, or 0.8%, to $37.7 million for the nine months ended September 30, 2003 from $38.0 million for the nine months ended September 30, 2002. The decrease in operating income was primarily associated with increased raw material and utility costs within our food and beverage product lines and the impact of additional sales, marketing and research and development resources, offset by higher volumes within our personal care, food and beverage and pharmaceutical product lines and the strength in the euro.

SPECIALTY MATERIALS. Sales increased by $12.7 million, or 4.2%, to $318.3 million for the nine months ended September 30, 2003 from $305.6 million for the nine months ended September 30, 2002. The increase in sales was primarily attributable to $12.1 million in higher sales within our Estane(R) TPU product lines, principally related to a stronger euro and higher volumes, partially offset by competitive pricing pressure.

Gross profit decreased $10.9 million, or 9.4%, to $105.5 million for the nine months ended September 30, 2003 from $116.4 million for the nine months ended September 30, 2002. The decrease in gross profit was primarily attributable to substantially higher raw material and utility costs in our TempRite(R) CPVC and polymer additives product lines and the impact of competitive pricing pressure. This decrease was partially offset by lower manufacturing spending across most of the segment and increased volumes in our Estane(R) TPU product lines. As a percentage of sales, gross profit decreased to 33.1% for the nine months ended September 30, 2003 from 38.1% for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of sales was primarily due to increases in raw material and utility costs.

Operating income decreased $12.2 million, or 17.6%, to $57.2 million for the nine months ended September 30, 2003 from $69.4 million for the nine months ended September 30, 2002. The decrease in operating income was primarily attributable to substantially higher raw material and utility costs and the impact of competitive pricing pressure. This decrease was partially offset by lower manufacturing spending, increased volumes within our Estane(R) TPU product lines and lower selling and administrative expenses.

PERFORMANCE COATINGS. Sales decreased $3.2 million, or 1.1% to $286.6 million for the nine months ended September 30, 2003 from $289.8 million for the nine months ended September 30, 2002. The decrease in sales was primarily attributable to lower sales volumes, partially offset by the impact of acquisitions and the strength in the euro.

Gross profit decreased $10.5 million, or 12.9% to $71.2 million for the nine months ended September 30, 2003 from $81.7 million for the nine months ended September 30, 2002. The decrease in gross profit was primarily attributable to lower sales volumes and substantially higher raw material and utility costs, offset by lower manufacturing costs and the impact of acquisitions. As a percentage of sales, gross profit decreased to 24.8% for the nine months ended September 30, 2003 from 28.2% for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of sales was primarily due to increased raw material and utility costs.

Operating income decreased $12.3 million, or 26.3% to $34.4 million for the nine months ended September 30, 2003 from $46.7 million for the nine months ended September 30, 2002. The decrease in operating income was primarily attributable to lower sales volumes and substantially higher raw material and utility costs, partially offset by lower manufacturing costs and the impact of acquisitions.

CORPORATE. Corporate costs decreased $6.3 million, or 12.5%, to $44.0 million for the nine months ended September 30, 2003 from $50.3 million for the nine months ended September 30, 2002. This decrease was primarily the result of lower spending and reduced costs associated with our variable incentive plans.

RAW MATERIAL COST TRENDS

Financial results have been negatively impacted by higher costs for raw materials for the three and nine months ended September 30, 2003 as compared to the respective periods in 2002.

STRENGTH IN THE EURO

We have benefited from the strength in the euro for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Changes in the euro can have a significant impact on our financial results.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

In July 2003, we amended and refinanced the term loans within our existing credit facilities. As a result of this amendment, our credit facilities include (1) a Term Loan A facility with a balance at September 30, 2003 of $34.2 million that matures on March 31, 2007, (2) a Term Loan B facility with a balance at September 30, 2003 of $543.2 million that matures on December 31, 2009 and (3) a revolving credit facility in the amount of $125.0 million that matures in 2007. A portion of the revolving credit facility is available in various foreign currencies. All of Term Loan A and a portion of Term Loan B are denominated in euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which will reduce the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. We and each of our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities.

Additionally, as part of the amendment, the applicable margin of the majority of Term Loan B was decreased by 0.75%. The amendment and refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, was not accounted for as a debt extinguishment. As a result of the amended terms to our credit facilities, interest expense in the next twelve-month period will be reduced by $3.6 million as compared to the interest expense that would have resulted given the terms of our credit facilities prior to the amendment.

As of September 30, 2003, we had a cash balance of $86.4 million. We had $119.6 million available under the $125.0 million revolving credit facility, net of $5.4 million of outstanding letters of credit.

Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and events of default. As of September 30, 2003, we were in compliance with all of the covenants of our credit facilities.

The table below summarizes the maturities of our debt obligations as of September 30, 2003 (dollars in millions):

                                                          PAYMENTS DUE BY PERIOD
                                      ----------------------------------------------------------------
                                         TOTAL      LESS THAN      1-3          4-5         AFTER
                                                     1 YEAR       YEARS        YEARS       5 YEARS
                                      ----------------------------------------------------------------

Term Loan A                             $    34.2    $    6.8    $   21.4     $    6.0     $    -
Term Loan B                                 543.2         5.4        10.9         10.9        516.0
11% Senior Subordinated Notes               275.0         -           -            -          275.0
Other debt                                    0.3         -           0.1          0.2          -
                                      ----------------------------------------------------------------
Total debt obligations                  $   852.7    $   12.2    $   32.4     $   17.1     $  791.0
                                      ================================================================

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

CASH FLOWS

Cash flows provided by operating activities decreased $35.3 million to $61.5 million for the nine months ended September 30, 2003 from $96.8 million for the nine months ended September 30, 2002. The decrease was primarily related to a reduction in operating results and increased working capital related to sales growth period over period.

Investing activities included payments made in connection with acquisitions of $16.6 million and purchases of property, plant and equipment of $39.2 million for the nine months ended September 30, 2003. Investing activities used $20.6 million for payments made in connection with acquisitions, including $14.5 million used to settle the working capital adjustment with Goodrich, and $27.7 million for purchases of property, plant and equipment for the nine months ended September 30, 2002.

Financing activities used $2.1 million related to debt issuance costs incurred in conjunction with our debt refinancing and repayments of short-term debt for the nine months ended September 30, 2003. Financing activities used $19.3 million for the nine months ended September 30, 2002, primarily related to principal payments on our Term Loans and our short-term debt.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the nine months ended September 30, 2003 were $39.2 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for using cash on hand. We expect capital expenditures for the years 2003 and 2004 to be between $55.0 million and $65.0 million annually.

CONTINGENCIES

We have numerous purchase commitments for materials, supplies and energy in the ordinary course of business. We have numerous sales commitments to supply product in the ordinary course of business.

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

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our September 30, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.0 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligation of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

We believe that our environmental accruals are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. However, the additional costs, if any, cannot be currently estimated and we believe that they would not have a material adverse effect on our results of operations, financial position or cash flows in a given period.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this Statement effective January 1, 2003. The effect of adoption had no impact on our consolidated financial position or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("Issue 00-21"), "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 in July 2003 had no impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected residual returns, or both. The effect of adoption had no impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement had no impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. The adoption of this statement had no impact on our consolidated financial statements.

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

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through 2005. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in our results of operations. As of September 30, 2003, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $12.8 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive income.

We entered into currency forward exchange contracts, totaling $18.5 million as of September 30, 2003, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual dollar cash flows from the sale of products to international customers will be adversely affected by changes in the exchange rates. As of September 30, 2003, the fair value of these forward exchange contracts included in prepaid expenses and other current assets was approximately $0.4 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive income.

We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the three and nine months ended September 30, 2003, we recognized $1.2 million of net gains and $5.6 million of net losses, respectively, included in the cumulative translation adjustment, related to the foreign denominated floating rate debt.

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

In determining the adequacy of the valuation allowance, which totaled $42.8 million as of September 30, 2003, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

Although we generated sufficient income through September 30, 2003 to realize certain deferred tax assets, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, continuing cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

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

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, primarily by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at September 30, 2003 was approximately $0.4 million.

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

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. In the first quarter of 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B. Our interest rate swap agreements as of September 30, 2003 qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The change in the fair value of the interest rate swap agreements was not material to stockholder's equity for the three and nine months ended September 30, 2003.

At September 30, 2003, we carried $852.7 million of outstanding debt on our balance sheet, with $372.7 million of that total, net of $205.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the nine months ended September 30, 2003, interest expense would increase or decrease by $1.9 million. In addition, if interest rates hypothetically increased or decreased by 10% on September 30, 2003, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $15.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management including the CEO and CFO, concluded that, as of the end of such period, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our SEC reports. Our Disclosure Committee, which is comprised of members of operations and functional management, reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

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

PART II:  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

            EXHIBIT
             NUMBER                       EXHIBIT DESCRIPTION
          --------------    ----------------------------------------------------

              31.1          Section 302 Certificates.

              32.1          Section 906 Certificates.

   (B) REPORTS ON FORM 8-K

       July 24, 2003--The Registrant filed a Current Report on Form 8-K, which was reported under Item 12, Results of Operations and Financial Condition, and Item 7, Financial Statements and Exhibits, with respect to a press release containing its financial results for the second quarter of 2003.

       No other reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NOVEON, INC.

Date:  November 10, 2003              By:  /s/ Steven J. Demetriou
                                           -----------------------
                                           Steven J. Demetriou
                                           President and Chief Executive Officer


                                      By:  /s/ Michael D. Friday
                                           -----------------------
                                           Michael D. Friday
                                           Executive Vice President and
                                             Chief Financial Officer