Form 10-K
period 2003-12-31
NOVEON INC
filed 2004-02-20
CIK 1138606

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-61812

NOVEON, INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-4143915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9911 Brecksville Road, Cleveland, Ohio (Address of principal executive offices)	44141-3247 (Zip Code)
(216) 447-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐    No ☒

        The Company's voting stock is not publicly traded and does not have a quantifiable market value.

        As of February 20, 2004, there was 1 share of Registrant's Common Stock outstanding.

Noveon, Inc.

2003 Annual Report on Form 10-K

        We will provide, upon written request and without charge, a copy of this Form 10-K. If you would like a copy of this Form 10-K, please write to: Noveon, Inc., 9911 Brecksville Road, Cleveland, OH 44141-3247, Attention: Secretary.

Part I

Item 1. Business

        References to "Noveon," the "Company," "we," "us" or "our" refer to Noveon, Inc. and its subsidiaries, except where the context makes clear that the reference is only to Noveon, Inc. itself and not its subsidiaries.

Overview

        We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry leading product franchises marketed under some of the industry's most recognized brand names including Carbopol®, TempRite®, Estane® and Hycar®. These global brands are complemented by a diverse portfolio of historically stable, cash-generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly.

        Through our worldwide network of 28 strategically located manufacturing facilities as of December 31, 2003, we serve more than 7,000 customers operating in over 25 industries. In 2003, we generated sales of $1,135.9 million, net income of $12.5 million and net cash provided by operating activities of $117.8 million. We derived approximately 59% of our sales from the United States, 21% of our sales from Europe and 20% of our sales from the rest of the world in 2003.

        Our principal executive offices are located at 9911 Brecksville Road, Cleveland, Ohio 44141-3247 and our telephone number is (216) 447-5000. Our website is located at www.noveoninc.com. Information contained on our website does not constitute a part of this Form 10-K.

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

        The Acquisition was completed by PMD Investors I LLC, PMD Investors II LLC, DLJ Merchant Banking Partners III, LP and affiliated funds, and DB Capital/PMD Investors, LLC that was renamed MidOcean Capital/PMD Investors, LLC ("MidOcean"). PMD Investors I LLC and PMD Investors II LLC, collectively referred to as "PMD," are entities owned by investor groups led by AEA Investors LLC, the successor company of AEA Investors Inc. ("AEA"). DLJ Merchant Banking Partners III, LP and affiliated funds are affiliates of Credit Suisse First Boston LLC. DLJ Merchant Banking Partners III, LP and its affiliated funds that hold shares of Noveon International, Inc.'s ("International's") common stock are collectively referred to as "DLJ Merchant Banking."

        To finance the Acquisition from Goodrich, we utilized funds from the following sources:

  •
  The equity sponsors, led by AEA, DLJ Merchant Banking and MidOcean, contributed $355.0 million of cash as equity to International, our parent, which in turn contributed this cash to us;

  •
  International issued a $172.0 million seller note to Goodrich, which was subsequently sold by Goodrich in March 2003 to various holders in a private placement; and

  •
  We issued $275.0 million of 11% senior subordinated notes due 2011 and borrowed $635.0 million under our senior credit facilities.

        International was organized for the purpose of owning all of our common stock and has no independent operations or investments other than its investment in us.

Business Segments

        Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings.

        Consumer Specialties is a global producer of specialty chemicals targeting the personal care, pharmaceutical and food and beverage industries. Key products in this segment include Carbopol® acrylic thickeners, film formers, fixatives, emollients, silicones, botanicals, active pharmaceutical ingredients and intermediates, benzoate preservatives, fragrances, synthetic food dyes and natural colorants. In 2003, Consumer Specialties generated sales of $328.7 million and operating income of $47.0 million.

        Personal Care and Pharmaceuticals.    Our products serving the personal care and pharmaceutical end-use industries impart physical and sensory properties, such as texture, stability and thickness to products, including lotions, hair gels, cosmetics and pharmaceuticals. Our products are an important component of the functionality and aesthetics of the end product, but typically represent a small portion of the customer's total product costs. Our history of technological innovation includes the invention of Carbopol® acrylic thickener, which is the global leader in synthetic thickeners due to its efficient stabilizing properties and superior thickening capabilities. Primary end-uses in the personal care industry for Carbopol® acrylic thickeners include hair care, skin care and personal and oral hygiene products. In addition to Carbopol® acrylic thickeners, our products include hair styling resins, silicones and emollients. Primary end-uses in pharmaceuticals for Carbopol® acrylic thickeners include topical and controlled-release applications. Our other pharmaceutical products include calcium polycarbophil bulk laxatives, advanced intermediates and active ingredients such as mesalazine, which is used in the treatment of Crohn's disease, an inflammatory disease of the gastrointestinal tract.

        In October 2003, we purchased a controlling interest in Specialty Natural Products Co., Ltd. ("SNP"), a Thailand-based manufacturer and marketer of botanical extracts used in personal care product formulations. SNP provides us with access to products that we plan to sell throughout our global distribution system. In addition, on January 2, 2004, we purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations. This technology will allow us to participate more fully in skin care formulations, one of the largest and fastest growing portions of the personal care industry.

        Food and Beverage.    Our products preserve freshness and improve the color and consistency of food and beverages, making them more appealing to consumers. We are a leading global producer of benzoate preservatives, the second largest U.S. supplier of synthetic colorants and an integrated producer of flavors, fragrances and other food additives to the food and beverage industry. Benzoates improve the shelf life of consumable goods and are the preservative of choice for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads due to their anti-microbial properties. We believe that our Kalama, Washington benzoate facility is the largest facility of its type in North America and the second largest in the world, giving us the capability to serve large customers globally. This facility also produces a number of high-value, distinct flavor and fragrance products for use in many food, personal care and soap products as well as certain intermediate products. The intermediate products include plasticizers used in adhesives, sealants and safety glass, and phenol, a co-product, used for adhesive resins in forest-product applications.

        We also sell a full line of FDA-approved food, drug and cosmetic primary dyes (including blends of primary dyes), as well as lakes and natural colors. Primary end-uses for our product line within food and beverage applications include soft drinks and processed foods, such as canned soup and pre-made meals. In addition, within the colorant operation, we produce pigment dispersions for use in architectural coatings and technical dyes used in household dyes and other applications.

        The food and beverage industry is a product-focused and fragmented industry that has historically grown with gross domestic product. We expect growth to be driven by consumer demand for convenient and nutritious foods which require additives to preserve freshness and enhance taste, texture and appearance.

        The following is a list of representative uses for and/or descriptions of Consumer Specialties products:

Category	Product/Brand	Description
Personal Care and Pharmaceuticals	Carbopol®	Acrylic thickener, which imparts stability and improves aesthetics. Often used as a controlled release agent.
	Pemulen®	Polymeric emulsifier reducing formulation irritancy and providing unique sensory properties.
	Avalure®	Polymers for color cosmetics and skin care.
	Specialty silicones	Polymers affecting "slip-and-feel."
	Fixate™	Resin for hair styling.
	Emollients	Improves skin feel and appearance.
	Colorants	Imparts color in personal care products.
	Polycarbophil	Active agent for bulk laxatives.
	Amino acid-based actives	Active ingredients for pharmaceuticals.
	Botanical extracts	Specialty additives for cosmetic and skin care formulations.
	Advanced intermediates	Used in the production of active pharmaceutical ingredients.
	Cassia gum	Gelling agents for human food (Japan) and pet food.
Food and Beverage	Colors
	Food, drug and cosmetic dyes, lakes, natural colors and pigments	Colorants for beverages, confectionary goods, cosmetics dry mixes/snacks, processed foods and pet food and colorants for inks, paints and paper dyes.
Benzoates
	Sodium benzoate	Improves shelf life for certain consumable goods.
	Potassium benzoate	Preservative for manufacturers of soft drinks, bottled beverages, fruit-based products and prepared salads.
Flavors and Fragrances
	Benzaldehyde-based chemicals	Food, personal care and soap products.
Intermediates
	Phenol, benzaldehyde, benzyl alcohol and benzoic acid	Pharmaceuticals, coatings, agrochemical products, plasticizers, adhesives, sealant products and alkyd resins.

        Consumer Specialties products are sold worldwide to major manufacturers of cosmetics, personal care products, household products, pharmaceuticals, soft drinks and food products.

        Specialty Materials is the largest global supplier of chlorinated polyvinyl chloride (CPVC) resins and compounds and reactive liquid polymers (RLP) sold under the respective trademarks TempRite® and Hycar®. Specialty Materials is also a leading producer of thermoplastic polyurethane (TPU) and cross-linked polyethylene compounds (PEX) sold under the respective trademarks Estane® and TempRite®. Applications for TempRite® resins and compounds include piping for residential and commercial plumbing and fire sprinkler systems. Applications for Estane® TPU include plastic film and sheet for various coatings processes. Applications for Hycar® RLP include engineering adhesives. Specialty Materials is also a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. In 2003, Specialty Materials generated sales of $428.6 million and operating income of $75.8 million.

        Specialty Plastics.    Our core specialty plastics products are TempRite® CPVC, TempRite® PEX and Estane® TPU. TempRite® CPVC is a technologically advanced heat, fire and chemical resistant polymer that we commercially developed to serve technically demanding applications not well served by traditional PVC and other commodity plastics. Our TempRite® CPVC polymers are sold to customers who produce plastic piping for the following end-use applications: residential and commercial plumbing, fire sprinkler systems and industrial piping applications. TempRite® CPVC piping has inherent advantages over copper and other metals due to its heat and corrosion resistance, increased insulation properties, ease of installation and lower installed cost. We market our branded TempRite® CPVC products for specific applications: FlowGuard® and FlowGuard Gold® for residential and commercial plumbing, BlazeMaster® for fire sprinkler systems and Corzan® for industrial piping. We believe we have built strong end-user awareness of our brands by using a direct sales force that markets directly to builders, contractors, plumbers, architects, engineers and building owners.

        In 2001, we purchased select assets and technology to manufacture PEX compounds, further used to produce PEX pipe. TempRite® PEX enables Specialty Materials to add a flexible piping compound to its rigid piping product offering. TempRite® PEX is a small but growing product within certain piping applications that demand flexible piping systems.

        Estane® TPU, an engineered, highly versatile thermoplastic, provides a high quality, lower cost alternative to rigid plastics and flexible rubber. Performance attributes of Estane® TPU include abrasion, heat and chemical resistance, minimal fatigue from bending, ease of processing and good paintability. These performance characteristics make Estane® TPU attractive for use in a broad range of end-uses, including film and sheet for various coating processes, wire and cable insulation, athletic equipment (such as footwear), medical applications, pneumatic tubing and automotive molded parts. We have recently introduced several new product families that extend the uses for Estane® TPU. This includes products that can be melt spun into elastic spandex fibers and materials that offer enhanced breathability for garments. We believe that Estane® TPU is one of the industry's leading brand names. We also market Stat-Rite® thermoplastics, which are static dissipative materials used in packaging for the electronics industry. In addition, we market fiber-reinforced TPU under the Estaloc® brand. Estaloc® reinforced engineering thermoplastics offer the functional properties of traditional TPU, yet are reinforced for higher stiffness to provide the strength, dimensional stability and impact resistance required to withstand a variety of tough applications and harsh environments. Applications include sporting goods, agricultural equipment and other mechanical components.

        In October 2003, we purchased select assets and technology of Thermedics Polymer Products, LLC, a manufacturer of aliphatic TPU, which will allow us to enter high-value optical film, medical tubing and other applications.

        Polymer Additives.    We are the largest global supplier of RLP and one of the leading North American producers of polymer additives including rubber and lubricant antioxidants and rubber accelerators. Our products in this category extend the life and improve the performance characteristics of rubber, lubricating oil, plastics and thermoset resin-based formulations.

        RLP is a high-growth niche product for technologically challenging applications, including structural and engineered adhesives used in aerospace, transportation and electronics. RLP improves impact and crack resistance in composites and coatings and improves the toughness and long-term durability of epoxy-based structural adhesives. RLP growth is anticipated to exceed overall growth of the high-end adhesives industry, as the product is increasingly utilized for its superior performance characteristics relative to other binding agents.

        Our antioxidant products are used in rubber, plastics and lubricants and are marketed under the Good-Rite® name, a leading industry brand. Antioxidants prevent oxidative degradation and are primarily utilized by rubber manufacturers and to a lesser extent plastic manufacturers, to impart durability and prevent the loss of functional attributes such as flexibility. In motor oil and other lubricants, antioxidants prevent thermal breakdown and extend product life. We also manufacture a line of accelerators, marketed under our brand, Cure-Rite®, which are utilized by rubber manufacturers to reduce the vulcanization/curing time, and thereby improve manufacturing productivity.

        The following is a list of representative uses for and/or descriptions of Specialty Materials products:

Category	Product/Brand	Description
Specialty Plastics	CPVC
	TempRite®	Residential plumbing.
	FlowGuard®	Residential and commercial plumbing.
	FlowGuard Gold®	Residential and commercial plumbing.
	Corzan®	Industrial piping.
	BlazeMaster®	Fire sprinkler piping.
PEX
	TempRite®	Flexible piping systems.
TPU
	Estane®	Aromatic grades for film and sheet, wire and cable insulation, athletic equipment, medical applications, pneumatic tubing, automotive molded parts and adhesives.
	Estaloc®	Automotive trim, sporting goods, agricultural equipment and other mechanical components.
	Stat-Rite®	Packaging of semiconductors, sensitive electronic components, disk drive heads and cell phone components.
	Tecoflex®	Aliphatic grades for optical film, medical, tubing and general industrial applications.
Polymer Additives	Reactive Liquid Polymer
	Hycar®	Used as a toughener and flexibilizer in thermoset resin formulations (construction, composites, coatings and structural adhesives).
Antioxidants
	Good-Rite®	Primarily used by rubber manufacturers to prevent oxidative degradations, impart durability and prevent loss of flexibility.
Accelerators
	Cure-Rite®	Helps reduce vulcanization/curing time.

        Specialty Materials products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

        Performance Coatings is a leading global producer of high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. Approximately 70% of Performance Coatings' sales are generated from our water-based acrylic polymers and compounds and polyurethane dispersions. We believe that we offer customized solutions to meet the specific needs of our customers sold under the trademarks Hycar®, Sancure®, Algan®, Performax® and Myflam®. In 2003, Performance Coatings generated sales of $378.6 million and operating income of $43.3 million.

        Our product offerings include a broad range of water-based polymer emulsions, resins and auxiliaries used in the production of high-end paint and coatings for wood, paper, metal, concrete, plastic, textiles and other surfaces. Our water-based polymers, which are environmentally attractive substitutes for solvent-based products, are valued for the superior gloss and durability properties they provide. In addition, our polymers are used as ink vehicles, overprint varnishes and functional coatings for specialty paper, printing and packaging applications. We supply acrylic emulsions used to improve the appearance, texture, durability and flame retardance of high-end specialty textiles sold to the home furnishings, technical fabrics and apparel industries. In addition, we believe we are the only fully integrated U.S. supplier of glyoxal and glyoxal-based resins for durable press and wrinkle-resistant textile additives.

        Our business strategy is centered on our ability to formulate and compound polymer emulsions to create customized solutions to meet the specific needs of our customers. We have had success with acrylic and polyurethane water-borne technologies as global restrictions targeting the reduction of the volatile organic compounds prevalent in solvent-based products have become more stringent. We continue to develop innovative products based on these technologies to enhance our portfolio. We expect water-borne formulations to continue to grow faster than the overall industry growth rate for the niche industries in which we participate.

        The following is a list of representative uses for and/or descriptions of Performance Coatings products:

Category	Product/Brand	Description
Performance Coatings	Industrial Coatings and Architectural Specialties
	Hycar®	Water-borne acrylic emulsion for specialty wood, plastics and concrete applications.
	Sancure®	Polyurethane dispersions used on wood flooring and plastic surfaces to promote toughness and durability.
Specialty Paper, Printing and Packaging
	Hycar® and Vycar®	Water-borne acrylic, nitrile and PVC emulsions used to modify physical attributes of specialty paper and nonwovens including stiffness, porosity and water repellency. Used in ink-jet printer paper and tea bag sheathing.
	Carboset®	Water-borne acrylic polymers used in ink vehicles and graphic arts coatings.
	Sancure®	Polyurethane dispersions used in laminating adhesives and functional coatings to promote toughness and durability.

Category	Product/Brand	Description
	Carbotac®	Water-borne acrylic emulsions used as pressure-sensitive adhesives and laminating adhesives on films and paper.
	Algan®	Water-borne coatings used to provide gloss and protection for literature and packaging materials.
Textile Coatings
	Hycar®	Acrylic-based coatings applied to textiles to offer a pleasing texture, low-temperature flexibility and wash resistance.
	Performax®	Polymer-based formulated compounds applied to textiles to promote fire retardancy, breathability, durability, softening and anti-pillowing.
	Sancure®	Polyurethane dispersions used in home furnishings, technical fabrics and apparel to promote breathability and durability.
	Myflam®	Polymer-based emulsions used in drapery backcoatings, upholstery coatings and other textile applications to provide flame retardancy.
Auxiliary Chemicals
	Glyoxal Glyoxal resins Fluorocarbon extenders Polymer-based softeners	Preparation agents to improve manufacturing process and add attributes such as softness, durable press and anticrease agents, stain repellents and flame retardants.
Printing Chemicals
	Dye thickener and binders Carbopol®	Thickeners used to impart viscosity to the printing paste applied to fabrics. Pigment binders used to add pigment to a printing paste and prevent deterioration by abrasion or laundering.

        Performance Coatings products are sold to major companies in the specialty paper, printing, packaging, paint and coatings, and textiles industries.

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

Segment	End-Use/Product Category	Principal Competitors
Consumer Specialties	Personal Care and Pharmaceuticals	Cognis, Croda, Hercules, ISP, Nihon Junkayu, Rohm and Haas, Sigma/3V, Sumitomo Seika
	Food & Beverage	CP Kelco, DSM, FMC, Quest, Rhodia, Sensient, Symrise, Tessenderlo, Velsicol
Specialty Materials	Specialty Plastics	Atofina, BASF, Bayer, Dow, Georgia Gulf, Huntsman, Kaneka, Sekisui Chemical, Victaulic
	Polymer Additives	Atofina, Bayer, Crompton, Flexsys, General Quimica, Great Lakes, Nippon Zeon
Performance Coatings	Performance Coatings	Avecia, BASF, Bayer, Ciba, Clariant, Dow, Johnson Polymer, OMNOVA, Parachem, PolymerLatex, Reichhold, Rohm and Haas, UCB

Sales and Marketing

        We have approximately 330 sales and marketing employees worldwide. Unlike many chemical companies that organize their sales and marketing around product platforms, our sales and marketing efforts are structured around end-use applications to maximize our understanding of customer needs as well as emerging trends. Each end-use team includes representatives from sales, marketing and research and development.

        Most of our sales and marketing staff is technically oriented and works closely with customers through globally located application development laboratories to develop products and formulations that deliver the desired product attributes. Most of our laboratories are equipped with small-scale equipment that replicates our customers' processing capabilities, which ensure our solutions are easily and efficiently implemented at our customers' facilities.

        Finally, many of our sales and marketing resources are dedicated to stimulating end-use demand for our products and, in the case of our TempRite® plumbing, fire sprinkler and industrial piping applications, are focused on marketing to building contractors, plumbers, distributors and construction code officials to convince them to specify our products in their projects or building codes.

Research, Development and Technology

        We have a long history as an industry innovator, creating proprietary, high-performance materials for our customers, including the invention of Carbopol® acrylic thickener and the commercial development of TempRite® CPVC. These products are derived from a broad range of technology platforms developed either internally or externally through licensing, acquisition or joint technological alliances with global suppliers and customers. Our research and development staff includes approximately 235 professionals, many of whom possess Ph.D. or equivalent degrees, and 130 technical service employees. Our research and development staff works with both our sales force and customers to utilize our wide spectrum of technology platforms and processing capabilities to produce one of the most comprehensive product offerings in the specialty chemicals industry. We have developed many of our products in cooperation with our customers, often as a result of their specific needs, resulting in long-standing loyal customer relationships.

        Our successful record of technological innovation is evidenced by the more than 700 patents that we have secured worldwide during the past 20 years. Currently, we possess approximately 1,100 issued or pending foreign and domestic patents and patent applications worldwide, and over 1,200 foreign and domestic product trademarks and applications and other significant trade secrets. Many of the products represented by these patents are breakthrough innovations, such as specialty Estane® TPU for producing breathable fabric, new generation TempRite® CPVC for impact resistant pipe, water-based acrylic urethane emulsion blends for clear varnishes on wood flooring, Fixate™ resin for hair styling and Carbopol® acrylic thickener formulations for ink-jet printing applications.

Raw Materials

        We use a variety of specialty and commodity chemicals in our manufacturing processes. The majority of raw materials used in manufacturing our products are available from more than one source and are readily available on the open market. Those materials that we choose to purchase from a single source generally have long-term supply contracts as a basis to guarantee supply reliability. Our raw material base is most affected by changes in feedstock prices, which are driven by crude oil or natural gas prices and supply and demand characteristics in our various feedstock-related markets. The majority of our raw materials are derived from petrochemical-based feedstocks. Our single largest raw material purchased represented less than 5% of cost of sales in 2003. Described below is a summary of the principal raw material requirements of each segment:

Segment	Principal Raw Materials
Consumer Specialties	Glacial acrylic acid Toluene
Specialty Materials	Acetone Aniline Chlorine Methyl diphenyl diisocyanate (MDI) Polytetramethylene ether glycol (PTMEG) Polyvinyl chloride (PVC)
Performance Coatings	Butyl acrylate Ethyl acrylate Ethylene glycol Styrene

Employees

        As of December 31, 2003, we had approximately 2,780 employees worldwide, with approximately 1,865 in the Americas, 790 in Europe and 125 in the Asia/Pacific region. Many of our employees are highly trained and our key plant managers possess an average of over 15 years of experience.

        Seven of our U.S. sites are organized by labor unions with collective bargaining agreements that are subject to periodic renegotiation, with durations varying from three to five years. Approximately 24% of our domestic employees are covered by collective bargaining agreements, with five agreements expiring in 2004 and 2005. We have not experienced any significant labor strikes or work stoppages and believe that our relationships with our employees is satisfactory. We expect to enter into new agreements with these unions as the current agreements expire. Our failure to renew agreements on reasonable terms could result in labor disruptions and increased labor costs, and a prolonged work stoppage or strike could disrupt our operations. Production employees in Europe generally fall under national master agreements for all chemical companies that are reviewed and modified by March 1 of each year. We observe local customs and legislation in labor relations (including staff councils, where required) and, where applicable, in negotiating collective bargaining agreements.

Health, Safety and Environmental Matters

        Our operations, like those of other companies engaged in similar businesses, are subject to extensive environmental laws and regulations by foreign, federal, state and local authorities. These include laws and regulations pertaining to pollution, the protection of human health and the environment, air emissions, wastewater discharges, occupational safety and health, the generation, handling, treatment, disposal, remediation, use, storage and release, and exposure to hazardous substances and wastes. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary permits. In our effort to comply with these environmental laws and regulations, we maintain a disciplined environmental and occupational safety and health compliance program. We conduct internal and external regulatory audits at our plants to identify and categorize potential environmental exposures as well as to ensure compliance with applicable environmental, health and safety laws and regulations. In addition, we are committed to the implementation of the American Chemistry Council's Responsible Care® principles and to the continuous improvement of our health, safety and environmental performance.

        We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines, penalties and criminal sanctions for violations. Based on information presently known and our current accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, and we may incur material costs or liabilities in the future which could adversely affect us. Material expenditures could potentially be required in the future. For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered contamination or other conditions or information that require a response.

        Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund) and similar state laws, we may be jointly and severally liable for the costs of environmental contamination at current or former facilities and at off-site locations at which we have disposed of hazardous waste. As a result, we may be subject to liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. As discussed below, Goodrich has agreed to indemnify us with respect to the majority of environmental liabilities relating to these contaminated sites.

        We reduced our environmental accrual by $23.7 million to $23.2 million on March 1, 2001 from $46.9 million as of February 28, 2001, because under the Acquisition agreement, Goodrich retained and did not sell to us seven parcels of real property for which there was an environmental accrual. As reflected in the environmental accrual as of January 1, 2001, these sites, and various other environmental obligations retained by Goodrich, represented $24.3 million of the accrual. Under the Acquisition agreement, Goodrich also has agreed to indemnify us against, or has retained, certain environmental liabilities. Our financial statements as of December 31, 2003 included liabilities, measured on an undiscounted basis, of $19.0 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be approximately $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich's share of such liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million reflecting the recovery due from Goodrich.

        Although we believe that our environmental accruals are adequate, given the uncertainties involved in estimating environmental costs, it is possible that the amount of expenses that will be required relating to remedial actions and compliance with applicable environmental laws and regulations will exceed the amounts reflected in our reserves or that Goodrich (or any of other third party indemnitors) will not fulfill its indemnity obligations. Accordingly, currently identified environmental liabilities may not be adequately covered and additional environmental liabilities may arise in the future that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Item 2. Properties

        Our headquarters and primary research facility is located in Brecksville, Ohio. Our chemical manufacturing facilities as of December 31, 2003 are listed below.

Location	Owned/Leased	Size (Approx.)
Henry, Illinois	Owned	100,000 sq. ft.
Calvert City, Kentucky	Owned	75,000 sq. ft.
Louisville, Kentucky	Owned	232,000 sq. ft.
Lawrence, Massachusetts	Owned	160,000 sq. ft.
Leominster, Massachusetts(1)	Owned	59,000 sq. ft.
Wilmington, Massachusetts	Leased	83,600 sq. ft.
Pedricktown, New Jersey	Owned	40,000 sq. ft.
Charlotte, North Carolina	Owned	270,000 sq. ft.
Gastonia, North Carolina	Owned	116,000 sq. ft.
Akron, Ohio	Owned	236,000 sq. ft.
Avon Lake, Ohio	Owned	240,000 sq. ft.
Chagrin Falls, Ohio	Owned	49,000 sq. ft.
Cincinnati, Ohio	Leased	450,000 sq. ft.
Kalama, Washington	Owned	550,000 sq. ft.
Antwerp, Belgium	Owned	81,000 sq. ft.
Oevel, Belgium	Owned	215,000 sq. ft.
Qingpu, China	Leased	45,000 sq. ft.
Wenzhou, China	Leased	53,000 sq. ft.
Lyon, France	Leased	13,500 sq. ft.
Raubling, Germany	Leased/Owned	134,500 sq. ft.
Chennai, India	Leased	114,000 sq. ft.
Vadadora, India	Owned	294,000 sq. ft.
Senawang, Malaysia	Owned	38,000 sq. ft.
Delfzijl, The Netherlands	Leased	50,000 sq. ft.
Pohang, South Korea	Leased/Owned	49,000 sq. ft.
Barcelona, Spain	Leased/Owned	76,000 sq. ft.
Muang, Thailand	Jointly Owned	15,000 sq. ft.
Barnsley, United Kingdom	Owned	50,000 sq. ft.

(1)
Operations will cease by the end of 2004.

        We possess global manufacturing, sales and technical service facilities enabling us to provide customers with worldwide service and a reliable supply of products. We have 28 manufacturing sites, with two of the facilities, located at Kalama, Washington and Pohang, South Korea, certified to ISO 14001 and all but three U.S. plants, three European plants and three Asian plants certified to ISO 9002 standards. The non-certified plants are recent acquisitions or recent startups. In addition, the plants located at Calvert City, Kentucky; Chennai, India and Raubling, Germany operate to "current good manufacturing practices" standards (cGMP) and manufacture products suitable for use in the production of pharmaceutical products. Each plant has rigorous productivity and quality assessment programs in place, with performance metrics summarized and reviewed on a monthly basis by our management.

        We have met increases in global demand through productivity initiating, acquisitions and joint ventures, as well as by investment in new or significantly expanded existing production facilities in the United States, Europe and Asia. Since 2001, we have made multiple investments in a Carbopol® acrylic thickener and latex facility in Antwerp, Belgium; an Estane® TPU plant expansion in Oevel, Belgium;

and benzoate, plasticizer and hexylcynamicaldehyde plant expansions in Kalama, Washington. In addition, we have completed a textile compounding facility and have broken ground for an Estane® TPU plant in China. Most recently, we have also initiated construction on a Carbopol® acrylic thickener expansion in Calvert City, Kentucky.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our voting stock is not publicly traded and does not have a quantifiable market value. As of February 20, 2004, we had one holder of record of our voting common stock. Other than a restricted payment in the form of a dividend of $45.0 million to International for the repayment of a portion of the seller note, we have not declared any dividends in the years ended December 31, 2003 or 2002. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. Our debt instruments include restrictions on the payment of cash dividends on our common stock.

Item 6. Selected Financial Data

        The following table presents selected financial data at the dates and for the periods indicated. The data for the years ended December 31, 2003, 2002 and the ten months ended December 31, 2001 are derived from the audited consolidated financial statements of Noveon, Inc. The data for the two months ended February 28, 2001 and the years ended December 31, 2000 and 1999 are derived from the audited consolidated historical financial statements of the Performance Materials Segment of Goodrich. The information set forth below should be read in conjunction with the consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Form 10-K.

	Noveon, Inc.			Performance Materials Segment of Goodrich
			Ten Months Ended December 31 2001	Two Months Ended February 28 2001
	Years Ended December 31				Years Ended December 31
	2003	2002			2000	1999
	(dollars in millions)
Statement of Operations Data:
Sales	$1,135.9	$1,069.3	$876.4	$187.0	$1,167.7	$1,217.7
Cost of sales	809.4	726.8	628.1	137.3	819.5	832.2

Gross profit	326.5	342.5	248.3	49.7	348.2	385.5
Selling and administrative expenses	204.8	201.6	160.5	35.2	201.1	218.2
Amortization expense	14.7	13.9	26.5	4.0	24.4	24.6
Restructuring and severance costs	13.2	6.1	3.1	—	40.5	37.3

Operating income	93.8	120.9	58.2	10.5	82.2	105.4
Interest expense (income), net	70.5	75.6	73.5	(0.6)	(4.4)	(0.5)
Other expense, net	1.1	2.4	0.7	1.5	0.4	1.5

Income (loss) before income taxes and cumulative effect of accounting change	22.2	42.9	(16.0)	9.6	86.2	104.4
Income tax expense	9.2	8.2	4.6	4.0	35.9	42.3

Income (loss) before cumulative effect of accounting change	13.0	34.7	(20.6)	5.6	50.3	62.1
Cumulative effect of accounting change—net of tax	(0.5)	—	—	—	—	—

Net income (loss)	$12.5	$34.7	$(20.6)	$5.6	$50.3	$62.1

Other Data:
Net cash provided (used) by operating activities	$117.8	$142.9	$153.9	$(31.6)	$180.9	$156.1
Net cash (used) by investing activities	(88.7)	(79.7)	(1,218.7)	(7.6)	(75.3)	(97.3)
Net cash (used) provided by financing activities	(2.2)	(107.5)	1,184.4	37.5	(100.2)	(54.4)
Depreciation and amortization	91.4	84.7	83.0	14.4	86.7	86.9
Capital expenditures	56.6	52.3	28.5	7.6	64.0	79.6
Balance Sheet Data:
Cash and cash equivalents	$115.6	$79.5	$120.0	N/A	$15.7	$10.6
Property, plant and equipment, net	682.9	670.7	672.5	N/A	563.2	600.8
Total assets	1,759.2	1,636.1	1,661.8	N/A	1,359.2	1,430.6
Total debt	864.4	847.5	900.7	N/A	30.0	42.7
Stockholder's equity	585.0	499.7	496.2	N/A	—	—
Goodrich's investment	—	—	—	N/A	910.4	950.9

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion in conjunction with the audited consolidated financial statements of Noveon, Inc. and the Performance Materials Segment of Goodrich included elsewhere in this document.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See "Cautionary Note Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with these statements.

Executive Overview

        We are a leading global producer and marketer of technologically advanced specialty materials and chemicals used in a broad range of consumer and industrial applications. We have a number of high growth, industry-leading franchises marketed under some of the industry's most recognized brand names including Carbopol®, TempRite®, Estane® and Hycar®. These global brands are complemented by a diverse portfolio of historically stable, cash-generating businesses. We have a significant presence in many niche product categories, where customers value our long-standing ability to provide need-specific formulations and solutions. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly.

        Through our worldwide network of 28 strategically located manufacturing facilities, we serve more than 7,000 customers operating in over 25 industries. In 2003, we generated sales of $1,135.9 million, net income of $12.5 million and net cash provided by operating activities of $117.8 million. We derive our revenues from the sale of our manufactured specialty chemicals and materials with approximately 59% of our sales from the United States, 21% of our sales from Europe and 20% of our sales from the rest of the world in 2003.

        Our business serves a multitude of industries and end-use applications globally including various consumer, residential and commercial housing and industrial applications, which diversity imparts a relative degree of stability in our revenue. However, we are impacted by macroeconomic factors that include available discretionary income, housing starts, industrial production and overall levels of economic activity in the regions in which we operate. In general, our revenues do not fluctuate with raw material and other input prices.

        The competitive environment for our products depends upon many factors, including industry consolidation and capacity, general economic conditions and availability of substitute materials. We have experienced pricing pressure in parts of our business as a result of consolidation among some of our competitors and customers and as some of the industries we serve have matured.

        Our cost base is most affected by changes in feedstock prices, which are driven by crude oil and natural gas prices and supply and demand characteristics in our various feedstock-related markets. For the year ended December 31, 2003, our raw material costs represented 43% of sales as compared to 39% in 2002 and 42% in 2001. Our most significant raw materials include toluene, ethyl and butyl acrylate, glacial acrylic acid, chlorine, MDI, PTMEG, aniline, acetone, PVC, styrene and ethylene glycol, although we do purchase approximately 1,500 other materials. Raw materials tend to be specific to a particular product line, which can result in significant fluctuations in results from product line to product line. Other components of our costs include base manufacturing costs, selling, research and development and administrative expenses.

        We are also impacted by currency fluctuations. The depreciation of the U.S. dollar versus the euro benefited our results in 2003 as compared to 2002, as well as our results in 2002 as compared to 2001.

In 2003, we generated approximately 31% of our sales in foreign currencies and we incurred approximately 28% of our costs in foreign currencies. We have attempted to mitigate the impact of currency fluctuations by manufacturing products in the countries in which the products are sold and offsetting our asset exposure with local currency borrowings. Our hedging program is limited to protecting known future cash flows due primarily from customers and suppliers who pay or require payment in foreign currency.

        We had $864.4 million of debt outstanding at December 31, 2003. In 2003, we refinanced our term loans under our credit facilities and reduced the applicable margin permanently by 0.75%. Additionally, in 2002, we prepaid a portion of our term loans. These factors reduced interest expense by $11.9 million in 2003. Our ability to repay or refinance our indebtedness depends on our financial and operating performance, which is somewhat dependent on prevailing economic and competitive conditions discussed above. Management is comfortable with our ability to service the levels of debt we have incurred since inception. Our ability to generate strong cash flows is principally attributable to the diversity of our product lines, industry-leading margins, rigorous management of working capital and limited requirements for capital expenditures.

        In general, our business has relatively low capital requirements. Consistent with prior years, we expect capital expenditures for the years 2004 and 2005 in an amount between $55 million and $65 million annually. Capital spending is focused on maintaining our plants in safe operating condition, expanding capacity to meet growing demand, improving product quality, lowering operating costs and automating processes.

        We commenced operations on March 1, 2001 through the Acquisition on February 28, 2001 of the Performance Materials Segment of Goodrich. The Acquisition was financed through borrowings under our credit facilities, proceeds from our 11% senior subordinated note offering, and an equity contribution from affiliates of our equity sponsors. We are a wholly owned subsidiary of International.

        International was organized for the purpose of owning all of our common stock and was capitalized through an equity contribution of $355.0 million from affiliates of its equity sponsors, AEA, DLJ Merchant Banking and MidOcean. International has no independent operations or investments other than its investment in us. International has made an equity contribution of $527.0 million to us comprised of $355.0 million in cash and $172.0 million from the seller note that International issued to a subsidiary of Goodrich in connection with the Acquisition. The seller note bears interest at an initial rate of 13% payable semi-annually in cash or additional notes at the option of International and increases to a rate of 15% after five years. However, if the interest is paid in cash after five years, the interest rate remains at 13%. International may be dependent on our cash flows to repay the seller note upon maturity in 2011. At December 31, 2003, there was $165.9 million outstanding on the seller note.

        The Acquisition was recorded using the purchase method of accounting. The assets acquired and liabilities assumed of the Performance Materials Segment of Goodrich have been recorded at fair values. The purchase price before fees and expenses, totaling $21.4 million, was $1,386.5 million and consisted of cash of $1,167.1 million, assumption of debt and liabilities of $32.9 million, net of cash acquired, a $14.5 million working capital settlement from Goodrich, and a $172.0 million equity contribution resulting from the seller note of International issued to Goodrich, the proceeds of which were contributed to us as equity. The seller note was subsequently sold to various investors in a private placement in March 2003.

Restructuring and Other Matters

        In 2003, we announced the relocation of the Sancure® polyurethane dispersions line, part of our Performance Coatings segment, to our Avon Lake, Ohio facility and the closing of the Leominster, Massachusetts facility. Production is expected to be completely shifted to the Avon Lake site by the end of 2004. In conjunction with the announced closing of the Leominster facility, we performed an evaluation of the ongoing value of the long-lived assets and determined the carrying value was no longer recoverable. As a result, the long-lived assets were written down to their estimated fair value of $1.4 million, which was determined by an independent appraisal, and an impairment charge of $5.7 million was recorded. Additionally, in 2003, in order to increase efficiency and productivity and to reduce costs, we implemented a headcount reduction at various administrative and manufacturing facilities.

        Through these restructuring efforts, we planned to eliminate approximately 80 positions across all segments. Approximately 50% of the affected employees have left their positions as of December 31, 2003. In conjunction with these restructuring plans, we recorded severance costs of $6.2 million pursuant to our existing severance plan. As of December 31, 2003, $2.7 million remains accrued related to these restructurings with substantially all of the remaining costs anticipated to be paid by the end of 2004.

        During 2002, we consolidated our static control manufacturing facilities into our Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve the productivity of our electronics industry-related product lines. In conjunction with this consolidation, we incurred additional restructuring and severance as well as closure costs, totaling $0.2 million, related to this leased facility in 2003. In 2002, we incurred facility and severance costs of $1.3 million related to this leased facility.

        In 2001, we implemented a plan to restructure and streamline our operations to increase efficiency and productivity, reduce costs and support our global growth strategy. As part of this plan, we reduced headcount throughout our global operations, restructured our colorants business in Cincinnati, Ohio and discontinued our flush pigments and colorformers products lines. Through these restructuring efforts, we eliminated approximately 440 positions. In conjunction with this restructuring plan, the Company recorded restructuring and severance costs of $1.1 million in 2003 consisting primarily of personnel-related costs. In 2002, we incurred costs of $4.7 million primarily relating to severance and facility closure costs. In 2001, we incurred $2.0 million of costs associated with this restructuring relating to asset impairment and other charges. As of December 31, 2003, approximately $1.6 million remains accrued for restructuring costs with substantially all of the remaining costs anticipated to be paid by 2007. As a result of these restructuring efforts, we have reduced annual employee expenses by approximately $17.0 million attributable to reduced employee expenses. These savings were partially recognized beginning in the third quarter of 2001.

Results of Operations

Historical Basis

        The following table presents the major components of the statement of operations on a historical basis. Consistent with our focus on industries and end-use applications, we have organized our business into three segments: Consumer Specialties, Specialty Materials and Performance Coatings. The textile dyes business and the drug delivery systems business, which were not part of our Acquisition of the Performance Materials Segment of Goodrich, had sales and an operating loss of $1.1 million and $0.6 million, respectively, during the two months ended February 28, 2001. The results of the textile dyes business and the drug delivery systems business are included in the data for the two months ended

February 28, 2001. We show segment sales as a percent of total sales and segment gross profit and operating income as a percentage of segment sales.

	Noveon, Inc.						Performance Materials Segment of Goodrich
	Years Ended December 31				Ten Months Ended December 31 2001		Two Months Ended February 28 2001
	2003		2002
	(dollars in millions)
Sales:
Consumer Specialties	$328.7	28.9%	$290.8	27.2%	$238.8	27.2%	$45.2	24.2%
Specialty Materials	428.6	37.7	402.4	37.6	324.4	37.0	73.1	39.1
Performance Coatings	378.6	33.4	376.1	35.2	313.2	35.8	68.7	36.7

Total sales	$1,135.9	100.0%	$1,069.3	100.0%	$876.4	100.0%	$187.0	100.0%

Gross profit:
Consumer Specialties	$92.1	28.0%	$88.9	30.6%	$64.5	27.0%	$10.5	23.2%
Specialty Materials	142.1	33.2	147.6	36.7	106.5	32.8	25.6	35.0
Performance Coatings	92.3	24.4	106.0	28.2	77.3	24.7	13.6	19.8

Total gross profit	$326.5	28.7%	$342.5	32.0%	$248.3	28.3%	$49.7	26.6%

Operating income:
Consumer Specialties	$47.0	14.3%	$48.2	16.6%	$30.8	12.9%	$2.1	4.6%
Specialty Materials	75.8	17.7	84.3	20.9	52.3	16.1	16.9	23.1
Performance Coatings	43.3	11.4	59.4	15.8	34.5	11.0	3.2	4.7

Total segment operating income	$166.1	14.6%	$191.9	17.9%	$117.6	13.4%	$22.2	11.9%
Corporate costs	(59.1)	(5.2)	(64.9)	(6.1)	(56.3)	(6.4)	(11.7)	(6.3)
Restructuring and severance costs	(13.2)	(1.2)	(6.1)	(0.5)	(3.1)	(0.4)	—	—

Total operating income	$93.8	8.2%	$120.9	11.3%	$58.2	6.6%	$10.5	5.6%

Pro Forma Basis

        The following table presents major components of the historical and pro forma statements of operations. The major components of the pro forma consolidated statements of operations reflect the effect of the Acquisition of the Performance Materials Segment of Goodrich on February 28, 2001 as if it occurred on January 1, 2001 and excludes the results of the textile dyes business and drug delivery systems business retained by Goodrich. The primary effects of the Acquisition include: increased depreciation for the write-up of property, plant and equipment; increased amortization expense for goodwill and intangible assets; the impact of increased stand-alone costs; management and advisory services fees; amortization expense of debt issuance costs associated with the credit facilities; increased interest expense associated with the credit facilities; and the associated income tax impact of these items.

        The components of the pro forma consolidated statements of operations for the year ended December 31, 2001 are derived from the audited consolidated financial statements of the Performance Materials Segment of Goodrich for the two months ended February 28, 2001 and the audited consolidated financial statements of Noveon, Inc. for the ten months ended December 31, 2001.

	Years Ended December 31
	Actual 2003		Actual 2002		Pro Forma 2001
	(dollars in millions)
Statement of Operations:
Sales	$1,135.9	100.0%	$1,069.3	100.0%	$1,062.3	100.0%
Cost of sales	809.4	71.3	726.8	68.0	765.5	72.1

Gross profit	326.5	28.7	342.5	32.0	296.8	27.9
Selling and administrative expenses	204.8	18.0	201.6	18.8	195.7	18.4
Amortization expense	14.7	1.3	13.9	1.3	31.8	3.0
Restructuring and severance costs	13.2	1.2	6.1	0.6	3.1	0.3

Operating income	93.8	8.2	120.9	11.3	66.2	6.2
Interest expense—net	70.5	6.2	75.6	7.1	87.8	8.3
Other expense—net	1.1	0.1	2.4	0.2	2.2	0.2

Income (loss) before income taxes and cumulative effective of accounting change	22.2	1.9	42.9	4.0	(23.8)	(2.3)
Income tax expense	9.2	0.8	8.2	0.8	5.5	0.5

Income before cumulative effect of accounting change	13.0	1.1	34.7	3.2	(29.3)	(2.8)
Cumulative effect of accounting change—net of tax	(0.5)	—	—	—	—	—

Net income (loss)	$12.5	1.1%	$34.7	3.2%	$(29.3)	(2.8)%

	Years Ended December 31
	Actual 2003		Actual 2002		Pro Forma 2001
	(dollars in millions)
Sales:
Consumer Specialties	$328.7	28.9%	$290.8	27.2%	$284.0	26.7%
Specialty Materials	428.6	37.7	402.4	37.6	397.5	37.4
Performance Coatings	378.6	33.4	376.1	35.2	380.8	35.9

Total sales	$1,135.9	100.0%	$1,069.3	100.0%	$1,062.3	100.0%

Gross profit:
Consumer Specialties	$92.1	28.0%	$88.9	30.6%	$74.7	26.3%
Specialty Materials	142.1	33.2	147.6	36.7	131.6	33.1
Performance Coatings	92.3	24.4	106.0	28.2	90.5	23.8

Total gross profit	$326.5	28.7%	$342.5	32.0%	$296.8	27.9%

Operating income:
Consumer Specialties	$47.0	14.3%	$48.2	16.6%	$32.9	11.6%
Specialty Materials	75.8	17.7	84.3	20.9	66.9	16.8
Performance Coatings	43.3	11.4	59.4	15.8	37.8	9.9

Total segment operating income	$166.1	14.6%	$191.9	17.9%	$137.6	13.0%
Corporate costs	(59.1)	(5.2)	(64.9)	(6.1)	(68.3)	(6.4)
Restructuring and severance costs	(13.2)	(1.2)	(6.1)	(0.5)	(3.1)	(0.3)

Total operating income	$93.8	8.2%	$120.9	11.3%	$66.2	6.2%

2003 Compared with 2002

Total Company Analysis

        Sales.    Sales increased $66.6 million, or 6.2%, to $1,135.9 million in 2003 from $1,069.3 million in 2002. The increase in sales was attributable to the strength of the euro, incremental sales of $34.8 million associated with acquisitions across all segments, and higher volumes in our personal care and Estane® TPU product lines, partially offset by lower volumes within Performance Coatings. Increased volumes and the strength of the euro were principally responsible for sales increases of $23.1 million within our personal care and pharmaceutical product lines and $19.0 million in our Estane® TPU product lines. Increased sales of $14.7 million within our food and beverage product lines were due primarily to the impact of acquisitions.

        Cost of Sales.    Cost of sales as a percentage of sales increased to 71.3% in 2003 from 68.0% in 2002. The increase in cost of sales as a percentage of sales was primarily attributable to substantially higher raw material and utility costs across each segment that were not passed on to customers.

        Gross Profit.    Gross profit decreased $16.0 million, or 4.7%, to $326.5 million in 2003 from $342.5 million in 2002. As a percentage of sales, gross profit decreased to 28.7% in 2003 from 32.0% in 2002. The decrease in gross profit and gross profit as a percentage of sales was primarily associated with higher raw material and utility costs and the impact of competitive pricing pressure, partially offset by increased sales and lower manufacturing costs related to ongoing productivity initiatives.

        Selling and Administrative Expenses.    Selling and administrative expenses increased $3.2 million, or 1.6%, to $204.8 million in 2003 from $201.6 million in 2002. The increase in selling and administrative expenses was primarily related to the impact of the stronger euro and the addition of sales, marketing and research and development resources, partially offset by cost controls and reduced costs associated with our variable incentive plans. Selling and administrative expenses as a percentage of sales declined to 18.0% in 2003 from 18.8% in 2002.

        Amortization Expense.    Amortization expense totaled $14.7 million in 2003 and was comparable to $13.9 million in 2002.

        Restructuring and Severance Costs.    Restructuring and severance costs were $13.2 million in 2003 and $6.1 million in 2002. The 2003 costs include $7.2 million of severance costs related to our continued efforts to increase efficiency and productivity and a $5.7 million asset impairment associated with plant consolidation activities within our Performance Coatings segment.

        Operating Income.    Operating income decreased by $27.1 million, or 22.4% to $93.8 million in 2003 from $120.9 million in 2002. The decrease in operating income was primarily attributable to substantially higher raw material and utility costs across each segment, the impact of competitive pricing pressure, lower volumes within our Performance Coatings segment and higher restructuring and severance costs. The decrease was partially offset by increased volumes within our personal care product lines, benefits from productivity initiatives and the impact of acquisitions.

        Interest Expense—Net.    Interest expense was $70.5 million in 2003 and $75.6 million in 2002. The decrease in interest expense was attributable to the impact of debt reductions and lower interest rates associated with the refinancing of our Term Loans.

        Income Tax Expense.    Income tax expense was $9.2 million in 2003 compared to $8.2 million in 2002. The income tax expense in 2003 and 2002 was primarily associated with our international operations. The effective tax rate in 2003 and 2002 was 41.4% and 19.1%, respectively. The increase in the effective tax rate in 2003 as compared to 2002 was principally related to a net increase in tax valuation allowances recorded in 2003 and the overall decrease in income from continuing operations.

        In 2003 and to a lesser extent in 2002, the effective tax rate differed from the federal statutory rate principally due to increases in the effective tax rate as a result of tax valuation allowance amounts associated with our domestic and foreign operations and other nondeductible business operating expenses. The increases in the income tax rate were partially offset as a result of certain income tax credits and from the impact of foreign operations. In addition, in 2002, decreases in the income tax rate resulted from the reversal of tax valuation allowances previously recorded for our domestic operations.

        As of December 31, 2003, we have determined, based on our lack of prior earnings history, that it is uncertain that our future taxable income will be sufficient to recognize certain of our net deferred tax assets. In accordance with the provisions of Statement of Financial Account Standards ("SFAS") No. 109, we intend to maintain the tax valuation allowances recorded at December 31, 2003 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exits to support the reversal of the tax valuation allowances. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill.

        Cumulative Effect of Accounting Change—Net of Tax.    The cumulative effect of accounting change resulted in a charge of $0.5 million in 2003 and related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

        Net Income.    As a result of the factors discussed above, net income decreased by $22.2 million to $12.5 million in 2003 from $34.7 million in 2002.

Segment Analysis

        Consumer Specialties.    Sales increased $37.9 million, or 13.0%, to $328.7 million in 2003 from $290.8 million in 2002. The increase was primarily attributable to higher sales of $23.1 million in our personal care and pharmaceutical product lines, principally due to higher global Carbopol® acrylic thickener sales, the successful launch of new products and the strength of the euro as well as higher sales of $14.7 million in our food and beverage product lines, principally driven by incremental sales associated with acquisitions.

        Gross profit increased $3.2 million, or 3.6%, to $92.1 million in 2003 from $88.9 million in 2002. The increase was primarily associated with higher volumes within our personal care and food and beverage product lines and the strength of the euro, substantially offset by higher raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit decreased to 28.0% in 2003 from 30.6% in 2002. The decrease in gross profit as a percentage of sales was due to increases in raw material and utility costs.

        Operating income decreased $1.2 million, or 2.5%, to $47.0 million in 2003 from $48.2 million in 2002. The decrease in operating income was primarily associated with increased raw material and utility costs within our food and beverage product lines and the impact of additional sales, marketing and research and development resources, offset partially by higher volumes within our personal care and food and beverage product lines and the strength of the euro.

        Specialty Materials.    Sales increased by $26.2 million, or 6.5%, to $428.6 million in 2003 from $402.4 million in 2002. The increase was primarily attributable to $19.0 million in higher sales within our Estane® TPU product lines, principally related to a stronger euro and higher volumes. Volume increases across most of the segment were partially offset by competitive pricing pressure.

        Gross profit decreased $5.5 million, or 3.7%, to $142.1 million in 2003 from $147.6 million in 2002. The decrease was primarily attributable to substantially higher raw material and utility costs in our TempRite® CPVC and polymer additives product lines and the impact of competitive pricing pressure across the segment. This decrease was partially offset by higher volumes and lower manufacturing spending across most of the segment. As a percentage of sales, gross profit decreased to 33.2% in 2003 from 36.7% in 2002. The decrease in gross profit as a percentage of sales was driven by increases in raw material and utility costs and the impact of competitive pricing pressure.

        Operating income decreased $8.5 million, or 10.1%, to $75.8 million in 2003 from $84.3 million in 2002. The decrease was primarily attributable to substantially higher raw material and utility costs in our TempRite® CPVC and polymer additives product lines and the impact of competitive pricing pressure across most of the segment. This decrease was partially offset by higher volumes, lower manufacturing spending and lower selling and administrative expenses across most of the segment.

        Performance Coatings.    Sales increased $2.5 million, or 0.7%, to $378.6 million in 2003 from $376.1 million in 2002. The increase was primarily attributable to the impact of acquisitions and the strength of the euro, partially offset by lower sales volumes.

        Gross profit decreased $13.7 million, or 12.9%, to $92.3 million in 2003 from $106.0 million in 2002. The decrease was primarily attributable to substantially higher raw material and utility costs and lower sales volumes, partially offset by lower manufacturing costs, higher selling prices and the impact of acquisitions. As a percentage of sales, gross profit decreased to 24.4% in 2003 from 28.2% in 2002. The decrease in gross profit as a percentage of sales was primarily due to increased raw material and utility costs.

        Operating income decreased $16.1 million, or 27.1%, to $43.3 million in 2003 from $59.4 million in 2002. The decrease was primarily attributable to substantially higher raw material and utility costs and lower sales volumes, partially offset by lower manufacturing costs, higher selling prices and the impact of acquisitions.

        Corporate.    Corporate costs decreased $5.8 million, or 8.9%, to $59.1 million in 2003 from $64.9 million in 2002. This decrease was primarily the result of cost controls and reduced costs associated with our variable incentive plans.

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

Total Company Analysis

        Sales.    Sales increased $7.0 million, or 0.7%, to $1,069.3 million in 2002 from $1,062.3 million in pro forma 2001. The increase was primarily the result of higher sales within our TempRite® CPVC product lines of $17.3 million and personal care product lines of $9.8 million, principally related to increased volume. Additionally, current year acquisitions resulted in increased sales of approximately $11.4 million. These increases were offset partially by lower sales of $12.4 million in our Estane® TPU and polymer additives product lines, due primarily to lower industrial and European demand and competitive price pressure, and $4.7 million in Performance Coatings, primarily due to lower textile application volume. Furthermore, sales decreased in our food colorants business by $5.9 million, principally due to the impact of product lines discontinued in 2001.

        Cost of Sales.    Cost of sales as a percentage of sales decreased to 68.0% in 2002 from 72.1% in pro forma 2001. The decrease in cost of sales as a percentage of sales was primarily attributable to a decrease in raw material and utility costs across all segments and, to a lesser extent, lower manufacturing spending.

        Gross Profit.    Gross profit increased $45.7 million, or 15.4%, to $342.5 million in 2002 from $296.8 million in pro forma 2001. As a percentage of sales, gross profit increased to 32.0% in 2002 from 27.9% in pro forma 2001. The increase in gross profit was primarily associated with decreases in raw material and utility costs and lower manufacturing spending. The increase was partially offset by competitive pricing pressure and an unfavorable sales mix shift.

        Selling and Administrative Expenses.    Selling and administrative expenses increased $5.9 million, or 3.0%, to $201.6 million in 2002 from $195.7 million in pro forma 2001. The increase in selling and administrative expenses was primarily attributable to the strategic addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002. The increase was partially offset by cost reductions attributable to our restructuring efforts. Selling and administrative expenses as a percentage of sales increased to 18.8% in 2002 from 18.4% in pro forma 2001.

        Amortization Expense.    Amortization expense decreased $17.9 million, or 56.3%, to $13.9 million in 2002 from $31.8 million in pro forma 2001. The decrease was primarily due to the elimination of $18.1 million of goodwill amortization, as required by the provisions of SFAS No. 142 beginning in 2002.

        Restructuring and Severance Costs.    Restructuring and severance costs increased $3.0 million to $6.1 million in 2002 from $3.1 million in pro forma 2001. The increase was related to the consolidation of the static control manufacturing facilities into Malaysia and the closing of the Twinsburg, Ohio leased facility, which occurred in the third quarter of 2002; expenses related to our effort to increase efficiency and productivity, reduce costs and support our global growth strategy; and to additional pension expenses associated with the exit of a facility in Europe.

        Operating Income.    Operating income increased by $54.7 million, or 82.6%, to $120.9 million in 2002 from $66.2 million in pro forma 2001. The increase in operating income was primarily attributable to decreases in raw material and utility costs, lower manufacturing spending, increased volumes within our TempRite® CPVC and personal care product lines and reduced amortization expense for goodwill and was partially offset by competitive pricing pressure and an unfavorable sales mix shift and an increase in selling and administrative expenses.

        Interest Expense—Net.    Interest expense decreased $12.2 million to $75.6 million in 2002 from $87.8 million in pro forma 2001. The decrease in expense was attributable to lower interest rates in 2002, debt repayment and interest income from our cash balances.

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

        For the year ended December 31, 2002, sufficient income was generated to realize certain of the deferred tax assets associated with domestic net operating losses. Therefore, under the provisions of SFAS No. 109, domestic income tax expense for 2002 has been significantly offset by the reversal of tax valuation allowances. Further, based on a lack of earnings history, we have provided an additional valuation allowance associated with our foreign net operating losses.

        As of December 31, 2002, we still had cumulative losses and maintained tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and taxable income) exists to support the reversal of the tax valuation allowances.

        Net Income (Loss).    As a result of the factors discussed above, net income increased by $64.0 million to $34.7 million in 2002 from a net loss of $29.3 million in pro forma 2001.

Segment Analysis

        Consumer Specialties—Sales increased $6.8 million, or 2.4%, to $290.8 million in 2002 from $284.0 million in pro forma 2001. The increase was primarily attributable to the impact of higher sales of $9.8 million in our personal care product lines, principally due to higher Carbopol® acrylic thickener sales volumes and the impact of the success of new product introductions. The increase was partially offset by lower sales in our food colorants business of $5.9 million, principally the result of discontinued product lines.

        Gross profit increased $14.2 million, or 19.0%, to $88.9 million in 2002 from $74.7 million in pro forma 2001. As a percentage of sales, gross profit increased to 30.6% in 2002 from 26.3% in pro forma 2001. The increase in gross profit was primarily associated with decreases in raw material and utility costs, lower manufacturing spending and higher personal care volumes.

        Operating income increased $15.3 million, or 46.5%, to $48.2 million in 2002 from $32.9 million in pro forma 2001. The increase was primarily associated with decreases in raw material and utility costs, lower manufacturing spending, higher personal care volumes and $5.2 million in reduced amortization expense for goodwill.

        Specialty Materials—Sales increased by $4.9 million, or 1.2%, to $402.4 million in 2002 from $397.5 million in 2001. The increase was primarily attributable to higher sales of $17.3 million in TempRite® CPVC, primarily related to volume increases, partially offset by lower sales of $12.4 million in polymer additives product lines, static control and Estane® TPU, principally resulting from competitive pricing pressure and soft industrial demand.

        Gross profit increased $16.0 million, or 12.2%, to $147.6 million in 2002 from $131.6 million in pro forma 2001. As a percentage of sales, gross profit increased to 36.7% in 2002 from 33.1% in pro forma 2001. The increase in gross profit was primarily attributable to decreases in raw material and utility costs, higher TempRite® CPVC volume and lower manufacturing spending.

        Operating income for the segment increased $17.4 million, or 26.0%, to $84.3 million in 2002 from $66.9 million in pro forma 2001. The increase was primarily attributable to decreases in raw material and utility costs, higher TempRite® CPVC volume, lower manufacturing spending and $7.6 million in reduced amortization expense for goodwill. The increase was partially offset by lower sales in Estane® TPU and polymer additives as mentioned above and increases in selling and administrative expenses, primarily related to the addition of sales and marketing resources and the additional costs associated with our variable incentive plans, driven by improved financial performance during 2002.

        Performance Coatings—Sales decreased $4.7 million, or 1.2%, to $376.1 million in 2002 from $380.8 million in pro forma 2001. The decrease was primarily attributable to a decline in demand in textile applications, competitive pricing pressure and an unfavorable sales mix shift.

        Gross profit increased $15.5 million, or 17.1%, to $106.0 million in 2002 from $90.5 million in pro forma 2001. As a percentage of sales, gross profit increased to 28.2% in 2002 from 23.8% in pro forma 2001. The increase in gross profit was primarily associated with decreases in raw material and utility costs. The increase was partially offset by a decline in demand in textile applications.

        Operating income for the segment increased $21.6 million, or 57.1%, to $59.4 million in 2002 from $37.8 million in 2001. The increase was primarily associated with the decrease in raw material and utility costs, and $5.3 million in reduced amortization expense for goodwill. The increase was partially offset by a decline in demand in textile applications.

        Corporate—Corporate costs decreased $3.4 million, or 5.0%, to $64.9 million in 2002 from $68.3 million in pro forma 2001. This decrease was primarily the result of our restructuring efforts, partially offset by additional costs associated with our variable incentive plans, driven by improved financial performance during 2002 and expansion of the variable incentive plans to include substantially all employees beginning in 2002.

Short Period Discussions

        Since Noveon acquired the Performance Materials Segment of Goodrich on February 28, 2001, the Performance Materials Segment of Goodrich and Noveon are reported on a different basis. Accordingly, there are short reporting periods that are not comparable to other periods. Discussions follow for the short periods, including the ten months ended December 31, 2001 for Noveon and the two months ended February 28, 2001 for the Performance Materials Segment of Goodrich.

Ten Months Ended December 31, 2001

Total Company Analysis

        For the ten months ended December 31, 2001, we generated sales of $876.4 million, with cost of sales of $628.1 million resulting in a gross profit of $248.3 million and a gross profit margin of 28.3%. Selling and administrative expenses were $160.5 million, or 18.3% of sales. Amortization was $26.5 million, restructuring and severance costs were $3.1 million and operating income was $58.2 million, or 6.6% of sales. Interest expense was $73.5 million, other expense was $0.7 million, income tax expense was $4.6 million and net loss was $20.6 million.

Segment Analysis

        Consumer Specialties—For the ten months ended December 31, 2001, the Consumer Specialties segment generated sales of $238.8 million, with a gross profit of $64.5 million and a gross profit margin of 27.0%. Operating income was $30.8 million, or 12.9% of sales.

        Specialty Materials—For the ten months ended December 31, 2001, the Specialty Materials segment generated sales of $324.4 million, with a gross profit of $106.5 million and a gross profit margin of 32.8%. Operating income was $52.3 million, or 16.1% of sales.

        Performance Coatings—For the ten months ended December 31, 2001, the Performance Coatings segment generated sales of $313.2 million, with a gross profit of $77.3 million and a gross profit margin of 24.7%. Operating income was $34.5 million, or 11.0% of sales.

        Corporate—For the ten months ended December 31, 2001, corporate expense was $56.3 million.

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

Segment Analysis

        Consumer Specialties—For the two months ended February 28, 2001, the Consumer Specialties segment of the Performance Materials Segment of Goodrich generated sales of $45.2 million, with a gross profit of $10.5 million and a gross profit margin of 23.2%. Operating income was $2.1 million, or 4.6% of sales.

        Specialty Materials—For the two months ended February 28, 2001, the Specialty Materials segment of the Performance Materials Segment of Goodrich generated sales of $73.1 million, with a gross profit of $25.6 million and a gross profit margin of 35.0%. Operating income was $16.9 million, or 23.1% of sales.

        Performance Coatings—For the two months ended February 28, 2001, the Performance Coatings segment of the Performance Materials Segment of Goodrich generated sales of $68.7 million, with a gross profit of $13.6 million and a gross profit margin of 19.8%. Operating income was $3.2 million, or 4.7% of sales.

        Corporate—For the two months ended February 28, 2001, the corporate expense of the Performance Materials Segment of Goodrich was $11.7 million.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash provided by operations, undrawn commitments available under our credit facilities and proceeds generated from the sale of our debt and equity securities.

Debt and Commitments

        In July 2003, we amended and refinanced the term loans within our existing credit facilities. As a result of this amendment, our amended credit facilities include (1) a Term Loan A facility that matures on March 31, 2007, (2) a Term Loan B facility that matures on December 31, 2009 and (3) a revolving credit facility in the amount of $125.0 million that matures on March 31, 2007. A portion of the revolving credit is available in various foreign currencies. All of Term Loan A and a portion of Term Loan B are denominated in euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which reduces the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. We and each of our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities. The credit facilities are secured by substantially all of our assets and the assets of all of our domestic subsidiaries in addition to a pledge of 65% of the stock of our first tier foreign subsidiaries. At December 31, 2003, there was $37.9 million outstanding on Term Loan A and $551.2 million outstanding on Term Loan B.

        Additionally, as part of the amendment, the applicable margin on the U.S. dollar-denominated portion of Term Loan B was decreased by 0.75% to 2.75% and the applicable margin on the euro-denominated Term Loan B was decreased by 0.50% to 3.00%. The applicable margin on Term Loan A is currently 2.75%. The amendment and the refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, were not accounted for as a debt extinguishment. As a result of the amended terms to our credit facilities, interest expense will be reduced by $3.4 million annually as compared to the interest expense that would have resulted given the terms of the credit facilities prior to the amendment.

        In 2002, the credit facilities were amended to allow us to prepay $45.0 million of our outstanding Term Loans and dividend to International $45.0 million in cash so that International could repay the seller note based upon an agreement between International and Goodrich.

        As of December 31, 2003, we had a cash balance of $115.6 million. We had $119.2 million available for borrowing under the revolving credit facility of $125.0 million, net of $5.8 million of outstanding letters of credit.

        Our $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year. The senior subordinated notes are subordinated to our credit facility and other senior obligations that we may incur. The senior subordinated notes contain customary covenants and events of default typical of publicly traded high yield debt.

        Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest and principal on the credit facilities are payable periodically, but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, restrictive non-financial covenants which, among other things and with certain exceptions, restrict our ability to incur additional indebtedness, make some acquisitions, pay dividends, issue stock, enter into sale and leaseback transactions, make loans or investments, enter into new lines of business and engage in some transactions with affiliates, and restrictive financial covenants related to net worth requirements, capital expenditures, interest coverage, leverage and events of default. As of December 31, 2003, we were in compliance with all of the covenants contained in our credit facilities and the senior subordinated notes.

        The table below summarizes our significant contractual obligations and commercial commitments as of December 31, 2003:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in millions):
Term Loan A	$37.9	$10.3	$24.4	$3.2	$—
Term Loan B	551.2	5.5	11.0	11.0	523.7
11% senior subordinated notes	275.0	—	—	—	275.0
Other debt	0.3	—	0.1	0.2	—
Pension and postretirement benefit obligations	10.0	10.0	—	—	—
Operating leases	16.5	5.4	6.7	3.3	1.1

Total obligations	$890.9	$31.2	$42.2	$17.7	$799.8

        As of December 31, 2003, we had cash and cash equivalents of $115.6 million. We had $119.2 million available for borrowing under the $125.0 million revolving credit facility, net of $5.8 million of outstanding letters of credit. We believe that our cash on hand, anticipated funds from operations, and the amounts available to us under our revolving credit facilities will be sufficient to cover our working capital needs, capital expenditures, debt service requirements, other commitments and tax obligations for the foreseeable future. Our ability to fund working capital, capital expenditures, debt service requirements, tax obligations and other commitments will be dependent upon our future financial performance and our ability to repay or refinance our debt obligations, which in turn will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control.

Cash Flows

        Cash flows provided by operating activities decreased $25.1 million to $117.8 million in 2003 from $142.9 million in 2002. The decrease was primarily related to a reduction in operating results due primarily to higher raw material costs, increased working capital related to sales growth and the impact of the stronger euro.

        Investing activities used $88.7 million in 2003 and included payments made in connection with acquisitions of $32.1 million and purchases of property, plant and equipment of $56.6 million. Investing activities used $79.7 million of cash in 2002 and included the working capital settlement with Goodrich discussed below which totaled $14.5 million, fees associated with that settlement of $1.0 million, payments made in connection with acquisitions of $11.9 million and capital expenditures of $52.3 million.

        During 2003, we purchased select assets and technology from a European extruder of electrostatic dissipative sheet; acquired a 5% equity investment in a company that produces TPU-based cushion technology; and purchased select assets of Thermedics Polymer Products, LLC, a manufacturer of aliphatic thermoplastic polyurethane, from VIASYS Healthcare, Inc., all of which are included in our Specialty Materials segment. We purchased the remaining minority shares of our joint venture company, Indiamalt Private Ltd., and acquired a controlling interest in Specialty Natural Products Co., Ltd., or SNP, a manufacturer of botanical extracts used in personal care product formulations based in Thailand, for our Consumer Specialties segment. We purchased certain water-based overprint coatings technology and manufacturing assets for our Performance Coatings segment. The aggregate purchase price of $32.1 million paid for these acquisitions and investment was allocated to the assets acquired and resulted in goodwill of $13.9 million. Final determinations of the fair value of certain assets are in process. Accordingly, the preliminary purchase price allocations are subject to revision.

        During 2002, we purchased certain tangible assets of a distributor of personal care and pharmaceutical products in Latin America; certain assets, technology and other intellectual property from a colors dispersions business; and certain assets, technology and other intellectual property related to aroma chemicals, all of which were added to our Consumer Specialties segment. We purchased certain tangible assets and technology of a textile coatings business for our Performance Coatings segment. We acquired the common stock of Gemoplast SA, which is a business located in Lyon, France engaged in the development, production and marketing of plastic alloys for our Specialty Materials segement. The total cash paid for these 2002 acquisitions was $11.9 million.

        In January 2004, we purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations for our Consumer Specialties segment.

        Financing activities used $2.2 million related to debt issuance costs and repayments of short-term debt. Financing activities used $107.5 million in 2002, primarily related to repayments of long-term debt, which included the $45.0 million prepayment of principal on our Term Loans, and the $45.0 million dividend to International, which utilized the proceeds to prepay a portion of the seller note.

Capital Expenditures

        We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for 2003 were $56.6 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for through internally generated cash flow. Consistent with prior years, we expect capital expenditures for the years 2004 and 2005 to be between $55.0 million and $65.0 million annually.

Working Capital Adjustment

        Pursuant to the purchase agreement between us and Goodrich, the purchase price for the Acquisition was subject to a post-closing working capital adjustment. On June 28, 2002, we entered into an agreement with Goodrich settling the working capital adjustment in which we agreed to pay Goodrich $14.5 million. We paid that amount to Goodrich on June 28, 2002 using cash on hand. The settlement payment and the costs associated with the settlement efforts have been reflected as an adjustment to the purchase price in our financial statements and increased the goodwill associated with the Acquisition.

New Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 142 addressed financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 applied to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. We adopted SFAS No. 142 effective January 1, 2002. After giving effect to the elimination of goodwill amortization, as required by SFAS No. 142, net income (loss) for the ten months ended December 31, 2001 and the two months ended February 28, 2001 would have been $(5.5) million and $8.5 million, respectively. During the second quarter of 2002, we performed the first of the required impairment tests of goodwill as of January 1, 2002. During the fourth quarters of 2003 and 2002, we performed our annual impairment test of goodwill. We determined that no goodwill impairment had occurred.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. We adopted this statement on January 1, 2003. In the first quarter of 2003 we recorded a liability for the expected present value of future asset retirement obligations costs of $1.1 million, increased net property, plant and equipment by $0.4 million and recognized a charge of $0.5 million, net of tax, related to the cumulative effect of this change in accounting principle. The pro forma effects as if the Company adopted SFAS No. 143 on January 1, 2001 are not material to the results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sales (i.e. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." We adopted SFAS No. 144 effective January 1, 2002. Upon adoption, this statement had no impact on our consolidated financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). We adopted SFAS No. 145 during the second quarter of 2002, which had no impact on our consolidated financial position or results of operations.

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

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 ("Issue 00-21"), "Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 in 2003 had no impact on our consolidated financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The effect of adoption had no impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected residual returns, or both. We adopted this statement in 2003. The adoption had no impact on our consolidated financial position or results of operations.

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

Critical Accounting Policies and Estimates

        The preparation of these financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, restructuring, pensions and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our accounting policies are more fully described in Note C of the consolidated financial statements.

        We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowances and Rebates

        We recognize our allowance for doubtful accounts based on our historical experience of customer write-offs as well as specific provisions for customer receivables balances. In establishing the specific provisions, we make assumptions with respect to future collectibility based upon such factors as the customer's ability to meet and sustain their financial commitments, their current and projected financial condition and the occurrence of changes in their general business, economic or market conditions that could affect their ability to make required payments to us in the future. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as appropriate. Our level of reserves for our customer accounts receivable fluctuates depending upon the factors mentioned above.

        Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. In 2003, the total of rebates, customer claims, returns, allowances and discounts amounted to 3.9% of gross sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer claims, returns, allowances and discounts are accrued based on our history of claims and sales returns and allowances.

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

        In determining the adequacy of the valuation allowance, which totaled $50.6 million as of December 31, 2003, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings or losses, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

        During 2003, we incurred losses for our domestic operations and for certain of our foreign operations. These cumulative losses and lack of prior earnings history provide substantial evidence regarding our inability to realize certain deferred tax assets. Therefore, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

Derivative and Hedging Activities

        As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our Term Loans through June 2005. In 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principle of Term Loan B. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. For the year ended December 31, 2003, the Company recorded $8.0 million of interest expense as a result of these swap agreements. As of December 31, 2003, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $10.2 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

        We have entered into forward foreign currency exchange contracts, totaling $19.2 million as of December 31, 2003, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual cash flows from the purchase or sale of products to international customers will be adversely affected by changes in the exchange rates. The fair values of these contracts at December 31, 2003 and 2002 were not material to our consolidated financial position, results of operations or cash flow.

        We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss. During the year ended December 31, 2003, the unrealized loss related to the impact of foreign currency fluctuation on foreign denominated debt was $17.3 million and was included in cumulative translation adjustment.

Environmental Liabilities

        Our environmental engineers and consultants review and monitor environmental issues at our existing operating sites. This process includes investigation and remedial action selection and implementation, as well as negotiations with other potentially responsible parties and governmental agencies. Our estimates of environment liabilities are based on the results of this process.

        Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our December 31, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.0 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

        We believe that our environmental accruals are adequate based on currently available information. We believe that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. Additionally, as the indemnification from Goodrich extends through 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to us. However, the additional costs, if any, cannot currently be estimated.

Goodwill

        Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, we are required to perform annual impairment tests of our goodwill and intangible assets and more frequently in certain circumstances. We have elected to test for goodwill impairment in the fourth quarter of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes allocated goodwill. Other key assumptions used to determine the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rates and the discount rate used, which is based on our current cost of capital adjusted for the risks associated with our operations. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the overall economic environment on our customer base, or a material negative change in our relationships with significant customers.

Inventories

        Inventories are stated at the lower of cost or market. The elements of inventory cost include raw materials and labor and manufacturing overhead costs attributed to the production process. Most domestic inventories are valued by the last-in, first-out, or LIFO, cost method. Inventories not valued by the LIFO method are valued principally by the average cost method. We provide for allowances for excess and obsolete in inventory based on the age and quality of our products.

Long-Lived Assets

        We review the carrying value of long-lived assets to be held and used when events or circumstances indicate that the carrying value may not be recoverable. Factors that we consider important that could trigger an impairment include current period operating or cash flow losses combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses, significant adverse changes in the business climate within a particular business or current expectations that a long-lived asset will be sold or otherwise disposed of significantly before the end of its estimated useful life. To test for impairment, we compare the estimated undiscounted cash flows expected to be generated from the use and disposal of the asset or asset group to its carrying value. If these undiscounted cash flows are less than their respective carrying values, an impairment charge would be recognized to the extent that the carrying values exceed estimated fair values. Although third party estimates of fair value are utilized when available, the estimation of undiscounted cash flows and fair value requires us to make assumptions regarding future operating results, as well as appropriate discount rates, where necessary. The results of our impairment testing are dependent on these estimates, which may be affected by the occurrence of certain events, including changes in economic and competitive conditions.

Pension and Postretirement Benefits

        Our pension and postretirement costs are accrued based on an annual analysis performed by our actuary. This analysis is based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our expected rate of return on plan assets is a long-term assumption based upon our target asset mix. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we look at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes the construction of a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flows from our pension and retiree health plans. The yield on such a portfolio becomes the basis for determining our best estimate of the effective settlement rate. If we increased the discount rate by one half of one percent, the net periodic benefit costs would have decreased by approximately $0.4 million. A decrease in the discount rate by one half of one percent would have increased our net periodic benefit costs by approximately $0.7 million.

        Unrecognized actuarial gains and losses relating to changes in our assumptions and actual experiences differing from them are being recognized over a 10.3 year period, which represents the expected remaining service life of the employer group. These unrecognized losses will be systematically recognized as an increase in future net periodic benefit costs in accordance with SFAS No. 87.

        The actuarial assumptions used to determine pension and other postretirement benefit plan retirement benefits may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. We do not believe differences in actual experience or changes in assumptions will materially affect our financial position or results of operations.

Revenue Recognition

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

Cautionary Note Regarding Forward-Looking Statements

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
  competition within our industry;

  •
  our access to capital markets and any restrictions placed on us by any current or future financing arrangements;

  •
  environmental and other government regulations;

  •
  the effect of risks of investing in and conducting operations in foreign countries, including political, social, economic, currency and regulatory factors;

  •
  changes in the price and supply of major raw materials; and

  •
  the effect of fluctuations in currency exchange rates on our international operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We are exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange forward contracts and interest rate swaps. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

Foreign Currency Risk

        We limit our foreign currency risk by operational means, mostly by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at December 31, 2003 was not material to our consolidated financial position or results of operations.

        We sell to customers in foreign markets through foreign operations and through export sales from plants in the United States. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposure is the euro.

        We have foreign denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive loss.

Interest Rate Risk

        As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. In 2003, we entered into an additional interest rate swap agreement with a notional amount of $25.0 million on our Term Loan B through 2007. Our interest rate swap agreements at December 31, 2003 did qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The fair value of the interest rate swap agreements increased stockholder's equity by $4.5 million in 2003 and reduced stockholder's equity by $9.0 million in 2002.

        At December 31, 2003, we had $864.4 million of outstanding debt on our balance sheet, with $384.4 million of that total, net of $205.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the year ended December 31, 2003, interest expense would have increased or decreased by $2.6 million. In addition, if interest rates hypothetically increased or decreased by 10% on December 31, 2003, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $15.2 million.

Item 8. Financial Statements and Supplementary Data

        The financial statements required by this item are included as a separate section of this report and begin on page F-2. See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management including the CEO and CFO, concluded that, as of the end of such period, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be included in our Securities and Exchange Commission reports. Our Disclosure Committee, which is comprised of members of operations and functional management, reports directly to the CEO and CFO regarding the committee's formal evaluation of disclosure controls and procedures.

Changes in Internal Controls

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth information with respect to each member of our Board of Directors and each of our executive officers.

Name	Age	Position
H. William Lichtenberger	68	Chairman of the Board and Director
Steven J. Demetriou	45	Director, Chief Executive Officer and President
T. J. Dermot Dunphy	71	Director
John L. Garcia	47	Director
Brian R. Hoesterey	36	Director
Vincent A. Sarni	75	Director
Susan C. Schnabel	42	Director
James E. Virtue	42	Director
Christopher R. Clegg	46	Senior Vice President, General Counsel and Secretary
Michael D. Friday	52	Executive Vice President and Chief Financial Officer
William B. Sedlacek	49	Senior Vice President and General Manager, Personal Care and Pharmaceuticals Global Business Unit
Kumar Shah	55	Senior Vice President, Corporate and Business Development
Sean M. Stack	37	Vice President and Treasurer
Cornelis K. Verhaar	50	Senior Vice President and General Manager, Performance Coatings Global Business Unit

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

        T. J. Dermot Dunphy has served on our Board of Directors since March 2001. Mr. Dunphy has been the Chairman of Kildare Enterprises, LLC, a private equity management and investment firm since December 2001. Prior to joining Kildare, Mr. Dunphy worked for Sealed Air Corporation, a manufacturer and marketer of proprietary protective products and systems. In 1971, Mr. Dunphy was elected President and Chief Executive Officer of Sealed Air, and in 1996, he was elected Chairman and Chief Executive Officer of Sealed Air. From 1971 until he retired in 2000, Sealed Air's annual sales grew from approximately $5 million to approximately $3 billion. Mr. Dunphy was also President of Custom-Made Packaging, Inc. and worked for Westinghouse Electric Corporation as Manager of Services for the corporation's air-conditioning division. Mr. Dunphy is currently a director of Sealed Air Corporation and was formerly a director of FleetBoston Financial Corporation, Public Service Enterprise Group, Rockaway Corporation and Loctite Corporation. Mr. Dunphy graduated from Oxford University and holds a master's degree in business administration from Harvard Business School.

        John L. Garcia has served on our Board of Directors since March 2001. Mr. Garcia is President of AEA Investors LLC, the successor company of AEA Investors Inc., of which he has been President since September 2002. Previously, he was a Managing Director of AEA Investors Inc. from May 1999. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston Corporation, where he served as Global Head of the Chemicals Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsor Groups. His previous experience was with Wertheim Schroder in New York as an investment banker and at ARCO Chemicals, in research, strategic planning and commercial development roles. Mr. Garcia is currently a director of AEA Investors LLC, Acetex Corporation and Sovereign Specialty Chemicals, Inc. and is on the supervisory board of Symrise GmbH. Mr. Garcia is a graduate of the University of Kent in England and holds a master's degree and Ph.D. in organic chemistry from Princeton University. He also holds a master's degree in business administration from The Wharton School of the University of Pennsylvania.

        Brian R. Hoesterey has served on our Board of Directors since March 2001. Mr. Hoesterey is a Managing Director of AEA Investors LLC, the successor company of AEA Investors Inc., of which he has been a Managing Director since September 2002. Prior to joining AEA in 1999, he was an Associate with BT Capital Partners, the private equity investment vehicle of Bankers Trust, from 1998 to 1999. Mr. Hoesterey worked for McKinsey & Co. as an Engagement Manager from 1995 to 1997 and the investment banking division of Morgan Stanley & Co. Incorporated in both New York and Hong Kong from 1989 to 1993. He is currently an officer of Sovereign Specialty Chemicals, Inc. Mr. Hoesterey obtained a bachelor of business administration degree from Texas Christian University and holds a master's degree in business administration from Harvard Business School.

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

        Susan C. Schnabel has served on our Board of Directors since March 2001. Ms. Schnabel has been a Managing Director in the Private Equity group of Credit Suisse First Boston since December 2000. In 1990, she joined Donaldson, Lufkin & Jenrette, Inc. and became a Managing Director in 1996. In 1997, Ms. Schnabel left DLJ to serve as Chief Financial Officer of PETsMART, a high-growth specialty retailer of pet products and supplies. She rejoined DLJ in her present capacity in 1998. Ms. Schnabel serves on the Board of Directors of DeCrane Aircraft Holdings, Inc., Environmental Systems Products Holding, Inc., Shoppers Drug Mart and Target Media Partners. Ms. Schnabel received a bachelor of science in chemical engineering from Cornell University and holds a master's degree in business administration from Harvard Business School.

        James E. Virtue has served on our Board of Directors since April 2003. Mr. Virtue has been the Chief Executive Officer of MidOcean Partners and affiliated entities since February 2003. Prior to that, he was Chief Executive Officer of DB Capital Partners since June 1999 and a member of Deutsche Bank's Executive Committee. From 1990 to 1999, Mr. Virtue was a Managing Director of Bankers Trust Company. Mr. Virtue is currently a director of Kinetics Holdings Corp. Mr. Virtue graduated from Middlebury College with a bachelor of arts degree.

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

        Michael D. Friday is our Executive Vice President and Chief Financial Officer and has served in that capacity since March 2001. Mr. Friday had served as Vice President-Finance, Business Development and Information Technology of the Performance Materials Segment of Goodrich since March 1997. Prior to joining Goodrich, Mr. Friday spent three years at Rubbermaid Incorporated as Vice President of Finance for the Little Tikes Company, where he had responsibility for information technology, customer service and finance. Prior to joining Rubbermaid, Mr. Friday spent 20 years in the General Electric Company's financial organization. Mr. Friday holds a bachelor of science degree in business administration from the Rochester Institute of Technology.

        William B. Sedlacek is our Senior Vice President and General Manager, Personal Care and Pharmaceuticals Global Business Unit and has served in that capacity since March 2001. Mr. Sedlacek had served as Group President of the Consumer Specialties Group for the Performance Materials Segment of Goodrich since 1998. Mr. Sedlacek joined Goodrich in 1977 as a product engineer in that company's international business unit. In 1988, Mr. Sedlacek moved to Brussels, Belgium, as business manager for the hydrophilics business in Europe. In 1992, Mr. Sedlacek returned to the United States as General Manager of the Hycar® Reactive Liquid Polymers business unit. Mr. Sedlacek was named Vice President and General Manager of the consumer specialties business unit in 1995 and promoted to Group President in 1998. Mr. Sedlacek earned a bachelor's degree in chemistry and zoology from Miami University and a master's degree in business administration from Miami University.

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

        Cornelis K. Verhaar is our Senior Vice President and General Manager, Performance Coatings Global Business Unit and has served in that capacity since August 2003. From January 2003 through July 2003, Mr. Verhaar served as our Vice President and General Manager, Textiles. Prior to joining us, Mr. Verhaar served as President and Chief Operating Officer for Johnson Polymer in Wisconsin from October 1999 to June 2002. From March 1997 to September 1999, Mr. Verhaar was the European Regional Director for Johnson Polymer BV in The Netherlands. Prior to that he was Managing Director, Europe, for ICI PLC/Grow Group. Mr. Verhaar holds a bachelor's degree in economics and a doctorate degree in economics from the University of Amsterdam.

Board Committee Membership

        Our Board of Directors has two standing committees: a compensation committee and an audit committee. The compensation committee is comprised of Messrs. Lichtenberger, Dunphy and Garcia. The audit committee is comprised of Messrs. Sarni, Hoesterey and Lichtenberger. Currently, Mr. Garcia is President and Mr. Hoesterey is a Managing Director of AEA. For a more detailed discussion of relationships among our stockholders, AEA, Credit Suisse First Boston LLC and us, see "Certain Relationships and Related Transactions."

Audit Committee Financial Expert

        Our Board of Directors has determined that Vincent A. Sarni, Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Conflict of Interest, Code of Ethics and Antitrust Law Policies

        We have adopted policies for conflict of interest, code of ethics, and compliance with antitrust laws for all employees, including our principal executive officer, principal financial officer and controller. These policies are attached as an exhibit to this Form 10-K, which is incorporated herein by reference.

Item 11. Executive Compensation

        The table below summarizes compensation information for our Chief Executive Officer and our four other most highly compensated executive officers for the period of March 1, 2001 (the date we began operations) through December 31, 2003.

		Annual Compensation
	Summary Compensation Table
Name	Fiscal Year	Salary($)		Bonus($)	Other Annual Compensation		Securities Underlying Options(#)(1)		All Other Compensation ($)
Steven J. Demetriou Chief Executive Officer and President	2003 2002 2001	$600,000 600,000 475,000	(4)	$311,700 600,000 500,000	$43,514 61,577 157,115	(5)	12,000 0 98,611	(2)	$70,525 26,241 214,400	(3)
Michael D. Friday Executive Vice President and Chief Financial Officer	2003 2002 2001	$288,333 261,250 203,400	(4)	$107,153 225,078 71,250	$26,403 22,040 25,620		— — 30,000		$14,460 13,306 3,476	(6)
Cornelis K. Verhaar Senior Vice President and General Manager, Performance Coatings Global Business Unit	2003 2002 2001	$275,000 — —	(7)	$103,574 — —	— — —		10,000 — —	(2)	$75,000 — —	(8)
William B. Sedlacek Senior Vice President and General Manager, Personal Care and Pharmaceuticals Global Business Unit	2003 2002 2001	$244,350 238,700 198,920	(4)	$236,156 170,264 78,224	$32,347 32,886 51,732		1,700 300 10,000	(2)	$14,038 16,352 5,555	(9)
Christopher R. Clegg Senior Vice President, General Counsel and Secretary	2003 2002 2001	$245,000 240,000 179,167	(4)	$75,556 172,484 62,700	$26,830 32,365 22,157		— 300 10,000		$14,288 12,766 52,118	(10)

(1)
The securities underlying these option grants are shares of common stock of International.

(2)
The compensation committee of the board of directors of International approved the grant of options to purchase shares of International common stock on February 24, 2003 as follows: Mr. Demetriou, 12,000; Mr. Verhaar, 10,000; and Mr. Sedlacek, 1,700.

(3)
Reflects a reimbursement of $43,508 for expenses relating to Mr. Demetriou's relocation, a payment of $12,000 for our matching contributions under our 401(k) plan for the 2003 plan year, and premiums paid of $15,017 for excess liability and life insurance policies for Mr. Demetriou.

(4)
We began operations on March 1, 2001. Salary amounts reflect compensation paid for fiscal year 2001. Messrs. Friday, Clegg and Sedlacek were employed by us as of March 1, 2001. Mr. Demetriou began employment with us on March 15, 2001.

(5)
Includes reimbursements of $73,000 for expenses relating to Mr. Demetriou's temporary housing and living expenses associated with relocation.

(6)
Reflects a payment of $12,000 for our matching contributions under our 401(k) plan for the 2003 plan year and premiums paid of $2,460 for excess liability and life insurance policies for Mr. Friday.

(7)
Mr. Verhaar began employment with one of our subsidiaries on January 1, 2003.

(8)
Reflects a payment of $75,000 for expenses relating to Mr. Verhaar's relocation.

(9)
Reflects a payment of $8,000 for our matching contributions under our 401(k) plan for the 2003 plan year, premiums paid of $5,470 for excess liability and life insurance policies for Mr. Sedlacek, and a payment of $568 as a service award.

(10)
Reflects a payment of $12,000 for our matching contributions under our 401(k) plan for the 2003 plan year and premiums paid of $2,288 for excess liability and life insurance policies for Mr. Clegg.

Stock Options

        The table below sets forth information concerning options to purchase shares of common stock of International to the executives listed in the Summary Compensation Table as of December 31, 2003.

Option Grants in Fiscal Year 2003(1)

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year(3)
Name			Exercise Price ($/Share)	Expiration Date
					5%($)	10%($)
Steven J. Demetriou	12,000	25.5%	$147.00	2/23/13	$1,109,370	$2,877,420
Michael D. Friday	—	—	—	—	—	—
Cornelis K. Verhaar	10,000	21.3%	147.00	2/23/13	924,475	2,397,850
William B. Sedlacek	1,700	3.6%	147.00	2/23/13	157,161	407,635
Christopher R. Clegg	—	—	—	—	—	—

(1)
The compensation committee of the board of directors of International approved the grant of options to purchase shares of International common stock on February 24, 2003 as follows: Mr. Demetriou, 12,000; Mr. Verhaar, 10,000; and Mr. Sedlacek, 1,700.

(2)
Values are based on assumed rates of annual compounded appreciation of 5% and 10% from the date the option was granted over the full option term. These assumed rates of appreciation are established by the Securities and Exchange Commission and do not represent our estimate or projection of future stock price.

(3)
Pursuant to International's stock option plan, an aggregate of 394,444 shares of common stock of International were reserved for options to be granted to our key employees, consultants and directors. As of December 31, 2003, International had granted options to purchase 350,611 shares of its common stock, which includes 22,500 shares of common stock for options granted to certain directors of International.

        Subject to continued employment with us, 20% of the shares subject to an option vest on each of the first five anniversaries of the grant date. In the event of certain change of control transactions involving us, 50% of the unvested options become fully exercisable. Any remaining unvested options become fully exercisable upon the earlier of the first anniversary of the change of control if the optionee is employed by us, or the date the optionee is involuntarily terminated. Options generally expire on the tenth anniversary of the date of grant.

        The following table sets forth the information concerning the value of options for shares of common stock of International held by each of the executives listed in the Summary Compensation Table as of December 31, 2003. No options were exercised by these executives during 2003.

	Aggregate Option Exercises and Option Values
Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options($) Exercisable/ Unexercisable(1)
Steven J. Demetriou	0	0	39,444/71,167	0/0
Michael D. Friday	0	0	12,000/18,000	0/0
Cornelis K. Verhaar	0	0	0/10,000	0/0
William B. Sedlacek	0	0	4,060/7,940	0/0
Christopher R. Clegg	0	0	4,060/6,240	0/0

(1)
There is no public trading market for shares of common stock of International. Accordingly, these values of exercisable and unexercisable in-the-money options are based on the fair market value of International common stock at February 25, 2003 of $147.00 per share, as determined by its board of directors, and the $128.57 exercise price per share for options granted prior to 2003. Options granted in 2003 have a $147.00 exercise price per share.

Employment Agreement and Equity Plans

Employment Agreements

        We have entered into an agreement with Steven J. Demetriou providing for his employment as our Chief Executive Officer for a three-year term beginning on March 15, 2001. Mr. Demetriou's minimum annual salary is $600,000. He received a signing bonus of $200,000. Mr. Demetriou is eligible for an annual performance-based bonus under the 2003 Management Incentive Plan based primarily on attainment of Noveon's actual adjusted EBITDA and working capital targets. Under this plan for 2003, Mr. Demetriou received a bonus of $312,000. Under the 2002 Management Incentive Plan, Mr. Demetriou received a bonus of $600,000. For 2001, he received a guaranteed bonus of $300,000. Mr. Demetriou also received a bonus of $200,000 for the 2001 fiscal year based upon the attainment of working capital targets and the achievement of personal management objectives agreed upon by Mr. Demetriou and our compensation committee.

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

        Mr. Demetriou is entitled to a gross-up payment in the event he is subject to a federal excise tax resulting from payments or benefits received in connection with a change in control. Mr. Demetriou has the right to terminate his employment at any time on 30 days notice. Mr. Demetriou is subject to non-competition, non-solicitation and non-disclosure covenants. The non-competition covenant does not apply if Mr. Demetriou's employment is terminated by us without cause, by him with good reason in connection with a change in control, or if we fail to extend his term of employment.

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

Final Average Earnings	Years of Benefit Service
	10	15	20	25	30	35	40
$100,000	$14,020	$21,031	$28,041	$35,051	$42,061	$49,071	$54,821
$125,000	$18,020	$27,031	$36,041	$45,051	$54,061	$63,071	$70,259
$150,000	$22,020	$33,031	$44,041	$55,051	$66,061	$77,071	$85,696
$200,000	$30,020	$45,031	$60,041	$75,051	$90,061	$105,071	$116,571
$250,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$300,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$350,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$400,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$450,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$500,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$600,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$700,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$800,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$900,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659
$1,000,000	$30,820	$46,231	$61,641	$77,051	$92,461	$107,871	$119,659

        Earnings include salary and certain incentive payments, including annual cash bonuses, but exclude any awards under any long-term incentive plans and our matching contributions under our 401(k) plan.

        The pension amounts shown above take into account an assumed Internal Revenue Code limitation on FAE under the benefit formula of $205,000 and covered compensation of $43,992. The table also assumes retirement at age 65 and the benefit being paid in the form of a five-year certain and continuous annuity with no survivor benefits.

        As of December 31, 2003, Mr. Demetriou had 2.8 years of credited service; Mr. Clegg had 12.6 years of credited service and his pension benefit will be subject to an estimated offset under the Goodrich Pension Plan of $24,700; Mr. Sedlacek had 26.1 years of credited service and his pension benefit will be subject to such offset, estimated to be $61,200; and Mr. Friday had 6.8 years of credited service and his pension benefit will be subject to such offset, estimated to be $10,200.

        In 2003, as an employee of our Dutch subsidiary, Mr. Verhaar did not participate in the Noveon Retirement Plan. Contributions in the amount of €40,000 were made on his behalf to the Dutch subsidiary's retirement and disability plans. Because Mr. Verhaar worked for our Dutch subsidiary for one year, he would be entitled to receive under the Dutch subsidiary's retirement plan approximately €2,400 per year from age 65.

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

Director Compensation

        Members of our Board of Directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending Board of Directors and committee meetings. Messrs. Lichtenberger, Sarni and Dunphy each receive an annual fee of $25,000 for their services as directors. Mr. Lichtenberger also received 10,000 options to purchase common shares of International. Messrs. Sarni and Dunphy each also received 5,000 options to purchase common shares of International. Mr. Sarni received an additional 2,500 options to purchase common shares of International in 2003. The other members of the Board of Directors do not receive additional compensation for their services on the Board of Directors or its committees.

Compensation Committee Interlocks and Insider Participation

        As of December 31, 2003, the compensation committee of our Board of Directors was comprised of Messrs. Lichtenberger, Dunphy and Garcia. In addition to being the President of AEA, Mr. Garcia is also Chairman of the Board of Directors of a wholly owned subsidiary of AEA, which is the general partner of each of the partnerships that wholly own PMD Investors I LLC and PMD Investors II LLC. Mr. Garcia is also a limited partner in each of these partnerships. PMD owns approximately 43% of the common stock of International, our corporate parent. For a more detailed discussion of relationships between AEA, PMD and us see "Certain Relationships and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        All of our common stock is held by International. The following table sets forth information with respect to the beneficial ownership of the common stock of International as of December 31, 2003 by (a) any person or group who will beneficially own more than five percent of the common stock of International, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

        In the table below, unless otherwise noted, the address of the person is in the care of our Company.

Name of Beneficial Owner	Number of Shares	Percentage of Outstanding Common Stock(1)
DLJ Merchant Banking Partners III, L.P. and related owners(2)(3)	1,500,000	41.6%
PMD Investors II LLC(4)	1,361,215	37.8%
MidOcean Capital/PMD Investors, LLC(5)(6)	500,000	13.9%
PMD Investors I LLC(7)	188,785	5.2%
Steven J. Demetriou(8)	51,844	1.5%
H. William Lichtenberger(9)(10)	9,000	*
T. J. Dermot Dunphy(11)	12,000	*
John L. Garcia(9)	—	*
Brian R. Hoesterey(9)	—	*
Vincent A. Sarni(12)	3,500	*
Susan C. Schnabel(13)	—	*
James E. Virtue(14)	—	*
Christopher R. Clegg	5,120	*
Michael D. Friday	13,250	*
William B. Sedlacek	6,960	*
Kumar Shah	9,500	*
Sean M. Stack	3,100	*
Cornelis K. Verhaar	3,000	*
All directors and executive officers as a group (14 persons)	117,274	3.2%

*
Represents beneficial ownership of less than one percent.

(1)
As used in this table, each person or entity with the power to vote or direct the disposition of shares is deemed to be a beneficial owner. Ownership includes the following number of options that become exercisable within 60 days of December 31, 2003: Mr. Demetriou, 41,844; Mr. Lichtenberger, 4,000; Mr. Dunphy, 2,000; Mr. Sarni, 2,500; Mr. Clegg, 4,120; Mr. Friday, 12,000; Mr. Sedlacek, 4,460; Mr. Shah, 8,000; Mr. Stack, 1,800; and Mr. Verhaar, 2,000. The percentage ownerships are calculated by totaling outstanding shares of common stock and vested options that become exercisable within 60 days of December 31, 2003.

(2)
Consists of shares held by DLJ Merchant Banking Partners III, L.P.; DLJMB Funding III, Inc.; DLJ ESC II, L.P., DLJ Offshore Partners III, C.V.; DLJ Offshore Partners III-1, C.V.; DLJ Offshore Partners III-2, C.V; DLJ MB PartnersIII GmbH & Co. KG and Millennium Partners II, L.P. Investment and voting decisions on behalf of the partnerships are generally controlled by DLJ Merchant Banking III, Inc. and DLJ Merchant Banking III, L.P., as general partners or adviser and managing limited partner of the partnerships. The general partner of DLJ Merchant Banking III, L.P. is DLJ Merchant Banking III, Inc., an affiliate of CSFB. Most major decisions regarding investments by DLJ Merchant Banking are made by an investment committee whose composition may change. No individual has authority to make any such decisions without the approval of the investment committee. Certain matters may also require the approval of an advisory committee comprised of limited partners that are not affiliated with DLJ Merchant Banking III, Inc.

(3)
The address for DLJ Merchant Banking Partners III, L.P. and related owners is c/o DLJ Merchant Banking, Eleven Madison Avenue, 16th Floor, New York, New York 10010.

(4)
These shares may be deemed to be beneficially owned by AEA. The managing member of PMD Investors II, LLC is PMD Investors II LP. The general partner of PMD Investors II LP is AEA PMD Investors Inc., or "AEA PMD." John L. Garcia is a Director and Chairman of the Board of AEA PMD. Brian R. Hoesterey is a Director, President and Treasurer of AEA PMD. AEA disclaims beneficial ownership of these shares except to the extent of its pecuniary interest therein. The address for AEA and PMD Investors II LLC is c/o AEA Investors LLC, Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(5)
Shares held by MidOcean Capital/PMD Investors, LLC, formerly known as DB Capital/PMD Investors, LLC, MidOcean Capital Investors, L.P., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP, MidOcean Associates, SPC and Ultramar Capital, Ltd. may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital/PMD Investors, LLC. MidOcean Capital Investors, L.P. is the managing member of MidOcean Capital/PMD Investors, LLC. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Investors, L.P. Existing Fund GP, Ltd. is the general partner of MidOcean Capital Partners, L.P. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and a limited partner in MidOcean Capital Partners, L.P., and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP. Ultramar Capital, Ltd. is the sole owner of MidOcean Associates, SPC. J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(6)
The address for MidOcean, MidOcean Capital Investors, L.P., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC and Ultramar Capital, Ltd. is 320 Park Avenue, 17th Floor, New York, New York 10022. The address for DB Capital Partners, Inc. is 31 West 52nd Street, New York, New York 10019.

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

(9)
Does not include shares beneficially owned by AEA, PMD Investors I LLC and PMD Investors II LLC. Mr. Lichtenberger is a limited partner in PMD Investors I LP, the partnership that owns PMD Investors I LLC. Messrs. Garcia, Hoesterey and Lichtenberger serve on International's board of directors as designees of PMD. Messrs. Garcia and Hoesterey are limited partners in PMD Investors I LP, the partnership that owns PMD Investors I LLC and in PMD Investors II LP, the partnership that owns PMD Investors II LLC, and are officers and directors of AEA PMD, the general partner of PMD Investors I LP and PMD Investors II LP. Mr. Garcia and Mr. Hoesterey are also officers of AEA. Messrs. Garcia, Hoesterey and Lichtenberger disclaim beneficial ownership of the shares owned by AEA, PMD Investors I LLC and PMD Investors II LLC except to the extent of their respective pecuniary interests therein.

(10)
Includes 5,000 shares held by H. William Lichtenberger Flint™ Trust, dated July 20, 2001, which may be deemed to be beneficially owned by Mr. Lichtenberger.

(11)
Mr. Dunphy serves on International's board of directors as a designee of DLJ Merchant Banking.

(12)
Includes 1,000 shares held by Ms. Sandra P. Sarni, Vincent A. Sarni's wife, which may be deemed to be beneficially owned by Mr. Sarni. Mr. Sarni serves on International's board of directors as a designee of DLJ Merchant Banking.

(13)
Does not include shares beneficially owned by DLJ Merchant Banking Partners III, L.P. and related owners. Ms. Schnabel is a managing director in the Private Equity Group of Credit Suisse First Boston, the indirect parent of DLJ Merchant Banking Partners III, L.P. and related owners. Ms. Schnabel disclaims beneficial ownership of the shares owned by DLJ Merchant Banking Partners III, L.P. except to the extent of her pecuniary interest therein. Ms. Schnabel serves on International's board of directors as a designee of DLJ Merchant Banking.

(14)
Does not include shares beneficially owned by MidOcean and its affiliates. Mr. Virtue is an officer of entities that are affiliates of MidOcean. Mr. Virtue disclaims beneficial ownership of the shares owned by MidOcean except to the extent of his pecuniary interest therein. The address for MidOcean Partners, LP is 320 Park Avenue, 17th Floor, New York, New York 10022. Mr. Virtue serves on our Board of Directors as a designee of MidOcean.

Item 13. Certain Relationships and Related Transactions

Stockholders Agreement

        The following is a summary of the material terms of the stockholders agreement among International, PMD, DLJ Merchant Banking and MidOcean, dated as of November 28, 2000, as amended, and entered into with respect to the shares of International. As of December 31, 2003, PMD owned approximately 43% of the common stock of International, DLJ Merchant Banking owned approximately 42% and MidOcean owned approximately 14%.

        The stockholders agreement provides PMD, DLJ Merchant Banking and MidOcean with various corporate governance rights so long as specific stock ownership levels are maintained. PMD and DLJ Merchant Banking each have the right to designate three members to the board of directors of International, and to jointly designate one additional director. MidOcean has the right to designate one director. The agreement also provides that International's chief executive officer will serve as a director.

        Pursuant to the terms of the stockholders agreement, prior to an initial public offering, or IPO, of International, all actions approved by the board of directors require the vote of at least one director designated solely by each of PMD and DLJ Merchant Banking. After an initial public offering, a significant number of board actions will require the approval of a majority of the International directors, which majority must include at least one director designated by each of PMD and DLJ Merchant Banking so long as, in each case, PMD or DLJ Merchant Banking, respectively owns at least 15% of the common stock of International. Such board actions include, among other things:

  •
  amending International's certificate of incorporation or by-laws;

  •
  entering into transactions between International and any of PMD, DLJ Merchant Banking and MidOcean, with limited exceptions; and

  •
  causing International's liquidation, dissolution or voluntary bankruptcy.

        If any of PMD, DLJ Merchant Banking or MidOcean, together with their respective affiliates (as defined in the stockholders agreement), cease to hold at least 5% of International's common stock, such stockholders will lose their special voting rights and their right to designate directors. In addition, such stockholders will also lose these rights upon the earlier of February 28, 2011 or the date following the completion of an initial public offering on which such stockholders collectively cease to own at least 25% of International's common stock.

        Pursuant to the stockholders agreement, AEA, Credit Suisse First Boston LLC ("CSFB") and Deutsche Bank Securities Inc. received advisory services fees of $8.75 million, $5.5 million and $1.75 million, respectively, from us, upon consummation of our Acquisition of the Performance Materials Segment of Goodrich in February 2001. These advisory service fees were determined by agreement among us, the arrangers of our credit facilities, AEA, DLJ Merchant Banking, MidOcean, CSFB and Deutsche Bank Securities Inc.

        Further, pursuant to the stockholders' agreement, if our Board of Directors determines to retain a third party to provide certain financial or investment banking services, the Board of Directors, subject to certain restrictions, shall retain CSFB and Deutsche Bank Securities Inc. if they are offering to provide services at least as favorable as those offered by third party investment banks. Our right to retain one or more advisors is not limited by our obligation to retain Credit Suisse First Boston LLC or Deutsche Bank Securities Inc.

Management and Advisory Services Agreements

        Pursuant to the stockholders agreement, we entered into management agreements with each of AEA, DLJ Merchant Banking, an affiliate of Credit Suisse First Boston LLC, and MidOcean. Under the management agreements, we pay AEA, DLJ Merchant Banking and MidOcean annual fees of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting services and for monitoring and management costs, as applicable. Since we commenced operations on March 1, 2001, we have paid $5.3 million, $3.0 million and $1.4 million to AEA, DLJ Merchant Banking and MidOcean, respectively, pursuant to these management agreements. Management fees were determined by agreement among us, AEA, DLJ Merchant Banking and MidOcean. In addition, we agreed to indemnify AEA, DLJ Merchant Banking and MidOcean and their respective affiliates for liabilities arising from their actions under the management agreements.

        We entered into an advisory services agreement, dated as of February 5, 2001, with CSFB. Under the advisory services agreement, we pay CSFB an annual fee of $0.5 million plus reasonable out-of-pocket expenses as compensation for strategic and financial planning advisory services. Since we commenced operations on March 1, 2001, we have paid $1.1 million to CSFB pursuant to the advisory services agreement. The annual fee was determined by agreement among us, AEA, DLJ Merchant Banking, MidOcean and CSFB. In addition, we agreed to indemnify CSFB and its respective affiliates for liabilities arising from their actions under the advisory services agreement.

        The fee provisions of each of the management agreements and the advisory services agreement terminate, with respect to each of AEA, DLJ Merchant Banking and MidOcean, upon the earlier of the third anniversary of an initial public offering of International common stock and the date on which either of AEA or DLJ Merchant Banking, respectively, ceases to own at least 15% of International's common stock or MidOcean ceases to own at least 5% of International's common stock.

Note Receivable

        Our Chief Executive Officer and President purchased 10,000 shares of common stock in International that he paid for with the issuance of a $1.0 million full recourse note. The note carries interest at 7% per year and has a term of 10 years. We purchased the note from International at face value and have reflected the note receivable in other assets on the balance sheet. As of December 31,

2003, the total amount outstanding on the note, including interest, was $1.2 million. The principal amount of the note, together with accrued interest, is payable upon the earliest of:

  •
  the expiration of the 10-year term of the note;

  •
  30 days after Mr. Demetriou's employment is terminated for any reason, other than a termination without "cause" (as defined in his employment agreement); and

  •
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

Receivable from International

        International incurred $1.4 million in expenses and fees mostly associated with International's attempted public offering in 2002. We paid for these amounts on behalf of International. These amounts may be paid to the Company out of the proceeds of a completed public offering by International.

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

Management Stockholders Agreement

        We, International, AEA, DLJ Merchant Banking and MidOcean entered into a management stockholders agreement on October 31, 2001 with International's executive officers who hold shares of International common stock. The agreement restricts the transfer of shares held by these executive officers except in certain circumstances. These transfer restrictions expire on the earlier of a sale of International or the second anniversary of an initial public offering of International common stock. Under this agreement, International has the right to repurchase the shares of common stock if the executive officer is no longer employed by International.

Credit Facilities

        Credit Suisse First Boston, an affiliate of both DLJ Merchant Banking and Credit Suisse First Boston LLC, is a joint lead arranger, joint book manager, syndication agent and lender under our credit facilities and it received fees customary for performing these services. Deutsche Bank Trust Company Americas, which was an affiliate of MidOcean through February 20, 2003, is administrative agent and a lender.

Senior Subordinated Notes

        On February 28, 2001, CSFB, an affiliate of DLJ Merchant Banking, and Deutsche Bank Securities Inc., which was an affiliate of MidOcean until February 20, 2003, were initial purchasers of $275.0 million aggregate principal amount of our senior subordinated notes, for which they received customary underwriting fees.

Item 14. Principal Accounting Fees and Services

Audit Fees

        The aggregate fees for professional services rendered by Ernst & Young LLP in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, for review of the financial information included in the Company's quarterly reports on Form 10-Q for such fiscal years, and in connection with statutory and regulatory filings for such fiscal years, were $0.9 million and $1.2 million, respectively. The fees for 2002 include $0.3 million paid to Ernst & Young LLP for services rendered in connection with International's filing of a Registration Statement on Form S-1.

Audit-Related Fees

        The aggregate fees for services rendered by Ernst & Young LLP in connection with audit-related fees for the fiscal years ended December 31, 2003 and 2002 were $0.1 million and $1.0 million, respectively. Fees billed for 2002 primarily related to due diligence associated with the working capital settlement with Goodrich.

Tax Fees

        The aggregate fees for services rendered by Ernst & Young LLP in connection with income tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002 were $1.5 million and $2.3 million, respectively.

All Other Fees

        The aggregate fees for services rendered by Ernst & Young LLP, other than the services described above for the fiscal year ended December 31, 2003 and 2002, were $0.1 million and $0.2 million. The 2002 fees incurred by Ernst & Young LLP were incurred in connection with internal audit services performed in early 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

        The audit committee has considered whether the provision of non-audit services by the auditors is compatible with maintaining the independence of our auditors.

        All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor must be pre-approved by the audit committee. The audit committee may delegate its authority to pre-approve such services to one or more of its members, provided that any such pre-approval is presented to the full audit committee at its next scheduled meeting. All audit and non-audit services provided by the independent auditors during 2003 were approved by the audit committee.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) (1) List of Financial Statements

    See Index to Consolidated Financial Statements on page F-1 for the financial statements of Noveon, Inc. and its subsidiaries, and the auditor's report thereon.

  (a) (2) List of Financial Statement Schedules

    All financial statement schedules for Noveon, Inc. and its subsidiaries have been included in the consolidated financial statements or the related footnotes, or they are either inapplicable or not required.

  (a) (3) List of Exhibits

    See Exhibits Index on Page E-1.

  (b) Reports on Form 8-K

    November 11, 2003—The Registrant filed a Current Report on Form 8-K, which was reported under Item 5, Other Events and Item 7, Financial Statements and Exhibits with respect to a press release containing its financial results for the third quarter of 2003.

    No other reports on Form 8-K were filed during the fourth quarter of 2003.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2004	By:	/s/ Christopher R. Clegg Christopher R. Clegg Senior Vice President, General Counsel and Secretary

Power of Attorney

        KNOW ALL PERSONS BY THESE PRESENTS, that the persons whose signatures appear below, constitute and appoint Christopher R. Clegg, as their true and lawful attorney-in-fact and agent, with the full power of substitution and resubstitution, for them in their names, places and steads, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, may lawfully do or cause to be done by virtue hereof.

        This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which when taken together shall constitute one Instrument.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ H. WILLIAM LICHTENBERGER H. William Lichtenberger	Chairman and Director	February 16, 2004
/s/ STEVEN J. DEMETRIOU Steven J. Demetriou	Director, Chief Executive Officer and President (Principal Executive Officer)	February 20, 2004
/s/ T. J. DERMOT DUNPHY T. J. Dermot Dunphy	Director	February 16, 2004
/s/ JOHN L. GARCIA John L. Garcia	Director	February 20, 2004
/s/ BRIAN R. HOESTEREY Brian R. Hoesterey	Director	February 14, 2004
/s/ VINCENT A. SARNI Vincent A. Sarni	Director	February 17, 2004
/s/ SUSAN C. SCHNABEL Susan C. Schnabel	Director	February 16, 2004
/s/ JAMES E. VIRTUE James E. Virtue	Director	February 20, 2004
/s/ MICHAEL D. FRIDAY Michael D. Friday	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2004
/s/ SCOTT A. MCKINLEY Scott A. McKinley	Vice President and Controller (Principal Accounting Officer)	February 20, 2004
/s/ SEAN M. STACK Sean M. Stack	Vice President and Treasurer	February 20, 2004

Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have Not
Registered Securities Pursuant to Section 12 of the Act

        We have not sent any annual reports to security holders covering the year ended December 31, 2003. We have not sent proxies, form of proxy or other proxy soliciting material to our security holders with respect to any meeting of security holders and will not be doing so subsequent to the filing of this Form 10-K.

Noveon, Inc.
Years Ended December 31, 2003, 2002 and
Period of Ten Months Ended December 31, 2001
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)
Period of Two Months Ended February 28, 2001

Consolidated Financial Statements

Index

Reports of Independent Auditors	F-2
Consolidated Financial Statements
Consolidated Statement of Operations for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001	F-4
Consolidated Balance Sheet as of December 31, 2003 and 2002	F-5
Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001	F-6
Consolidated Statement of Stockholder's Equity for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001 and the Consolidated Statement of BFGoodrich Investment for the two months ended February 28, 2001	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Auditors

Board of Directors of
Noveon, Inc.

        We have audited the accompanying consolidated balance sheet of Noveon, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noveon, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Note I to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

                                                      /s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 17, 2004

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

Noveon, Inc.
and
Noveon, Inc. and BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Consolidated Statement of Operations
(dollars in millions)

	Noveon, Inc.			BFGoodrich Performance Materials
	Years Ended December 31		Ten Months Ended December 31 2001	Two Months Ended February 28 2001
	2003	2002
Sales	$1,135.9	$1,069.3	$876.4	$187.0
Cost of sales	809.4	726.8	628.1	137.3

Gross profit	326.5	342.5	248.3	49.7
Selling and administrative expenses	204.8	201.6	160.5	35.2
Amortization expense	14.7	13.9	26.5	4.0
Restructuring and severance costs	13.2	6.1	3.1	—

Operating income	93.8	120.9	58.2	10.5
Interest expense—net	70.5	75.6	73.5	(0.6)
Other expense—net	1.1	2.4	0.7	1.5

Income (loss) before income taxes and cumulative effect of accounting change	22.2	42.9	(16.0)	9.6
Income tax expense	9.2	8.2	4.6	4.0

Income (loss) before cumulative effect of accounting change	13.0	34.7	(20.6)	5.6
Cumulative effect of accounting change—net of tax	(0.5)	—	—	—

Net income (loss)	$12.5	$34.7	$(20.6)	$5.6

See notes to consolidated financial statements.

Noveon, Inc.

Consolidated Balance Sheet
(dollars in millions, except share amounts)

	December 31
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$115.6	$79.5
Accounts and notes receivable, net of allowances ($7.5 and $9.0 at December 31, 2003 and 2002, respectively)	149.8	135.7
Inventories	161.7	144.1
Deferred income taxes	11.5	7.0
Prepaid expenses and other current assets	7.9	7.2

Total current assets	446.5	373.5
Property, plant and equipment—net	682.9	670.7
Goodwill	414.2	365.5
Technology intangible assets—net	131.7	139.7
Other identifiable intangible assets—net	41.2	42.4
Receivable from Parent	1.4	1.2
Other assets	41.3	43.1

Total assets	$1,759.2	$1,636.1

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Short-term bank debt	$—	$0.4
Accounts payable	130.1	111.2
Accrued expenses	73.1	70.6
Income taxes payable	6.7	5.3
Current maturities of long-term debt	15.8	—

Total current liabilities	225.7	187.5
Long-term debt	848.6	847.1
Postretirement benefits other than pensions	5.7	5.8
Accrued pensions	31.0	34.9
Deferred income taxes	29.6	25.1
Accrued environmental	18.2	18.2
Other non-current liabilities	15.4	17.8
Stockholder's equity
Common stock ($.01 par value, 1,000 shares authorized, 1 share issued and outstanding at December 31, 2003 and 2002, respectively)	—	—
Paid in capital	498.0	498.0
Retained earnings (deficit)	10.6	(1.9)
Accumulated other comprehensive income	76.4	3.6

Total stockholder's equity	585.0	499.7

Total liabilities and stockholder's equity	$1,759.2	$1,636.1

See notes to consolidated financial statements.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Consolidated Statement of Cash Flows
(dollars in millions)

	Noveon, Inc.			BFGoodrich Performance Materials
			Ten Months Ended December 31 2001	Two Months Ended February 28 2001
	Years Ended December 31
	2003	2002
Operating activities
Net income (loss)	$12.5	$34.7	$(20.6)	$5.6
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Restructuring and severance costs:
Expenses	13.2	6.1	3.1	—
Payments	(6.0)	(8.5)	(11.8)	(2.0)
Depreciation and amortization	91.4	84.7	83.0	14.4
Deferred income taxes	(1.7)	(0.6)	0.4	(5.2)
Debt issuance cost amortization in interest expense	5.3	5.6	6.8	—
Cumulative effect of accounting change—net of tax	0.5	—	—	—
Change in assets and liabilities, net of effects of acquisitions of businesses:
Receivables	(4.3)	2.2	45.9	(7.2)
Inventories	(5.7)	3.4	35.8	(3.1)
Other current assets	(0.2)	(2.6)	0.9	(0.1)
Accounts payable	12.0	9.2	(4.0)	(16.8)
Accrued expenses	(0.1)	(0.7)	13.4	5.7
Income taxes payable	2.3	5.4	—	(27.9)
Other non-current assets and liabilities	(1.4)	4.0	1.0	5.0

Net cash provided (used) by operating activities	117.8	142.9	153.9	(31.6)
Investing activities
Purchases of property, plant and equipment	(56.6)	(52.3)	(28.5)	(7.6)
Payments made in connection with acquisitions, net of cash acquired	(32.1)	(27.4)	(1,191.1)	—
Proceeds from sale of property and business	—	—	0.9	—

Net cash (used) by investing activities	(88.7)	(79.7)	(1,218.7)	(7.6)
Financing activities
Decrease in short-term debt	(0.4)	(0.2)	(25.8)	(3.7)
Proceeds from issuance of long-term debt	—	—	910.0	—
Repayments of long-term debt	—	(63.9)	(8.5)	—
Proceeds from sale of receivables, net	—	2.2	(1.9)	0.5
Debt issuance costs	(1.8)	(0.6)	(44.4)	—
Equity contribution from stockholder	—	—	355.0	—
Dividend to Parent	—	(45.0)	—	—
Transfers from (to) BFGoodrich	—	—	—	40.7

Net cash (used) provided by financing activities	(2.2)	(107.5)	1,184.4	37.5
Effect of exchange rate changes on cash and cash equivalents	9.2	3.8	0.4	—

Net increase (decrease) in cash and cash equivalents	36.1	(40.5)	120.0	(1.7)
Cash and cash equivalents at beginning of period	79.5	120.0	—	15.7

Cash and cash equivalents at end of period	$115.6	$79.5	$120.0	$14.0

See notes to consolidated financial statements.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Consolidated Statement of Stockholder's Equity and BFGoodrich Investment
(dollars in millions)

	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Stockholder's equity—Noveon, Inc.
Opening balance at March 1, 2001	$—	$—	$—	$—	$—
Equity contribution from stockholder	—	527.0	—	—	527.0
Comprehensive loss:
Net loss	—	—	(20.6)	—	(20.6)
Net change in fair value of cash flow hedges	—	—	—	(5.7)	(5.7)
Cumulative translation adjustment	—	—	—	(4.5)	(4.5)

Total comprehensive loss					(30.8)

Balance at December 31, 2001	—	527.0	(20.6)	(10.2)	496.2
Dividend to Parent	—	(29.0)	(16.0)	—	(45.0)
Comprehensive income:
Net income	—	—	34.7	—	34.7
Net change in fair value of cash flow hedges	—	—	—	(9.0)	(9.0)
Cumulative translation adjustment	—	—	—	22.8	22.8

Total comprehensive income					48.5

Balance at December 31, 2002	—	498.0	(1.9)	3.6	499.7
Comprehensive income:
Net income	—	—	12.5	—	12.5
Net change in fair value of cash flow hedges	—	—	—	4.5	4.5
Cumulative translation adjustment	—	—	—	68.3	68.3

Total comprehensive income					85.3

Balance at December 31, 2003	$—	$498.0	$10.6	$76.4	$585.0

BFGoodrich Performance Materials
Two Months Ended February 28 2001
BFGoodrich investment
Beginning of period	$910.4
Net income	5.6
Cumulative translation adjustment	2.6

Comprehensive income	8.2
Net transfers from (to) BFGoodrich	40.7

End of period	$959.3

See notes to consolidated financial statements.

Noveon, Inc.
Years Ended December 31, 2003 and 2002
and Period of Ten Months Ended December 31, 2001
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)
Period of Two Months Ended February 28, 2001

Notes to Consolidated Financial Statements

A. Organization and Acquisition

        Noveon, Inc. (the "Company") commenced operations on March 1, 2001 through the acquisition on February 28, 2001 of certain assets and common stock of certain subsidiaries of the Performance Materials Segment (the "Predecessor Company" or "Performance Materials") of The BFGoodrich Company ("Goodrich"), now known as Goodrich Corporation, (the "Acquisition"). The Company is a wholly owned subsidiary of Noveon International, Inc. ("International" or "Parent").

        International was organized for the purpose of owning all of the common stock of the Company and was capitalized through an equity contribution of $355.0 million from PMD Investors I LLC and PMD Investors II LLC (collectively, "PMD"), DLJ Merchant Banking Partners III, LP and affiliates ("DLJ Merchant Banking") and DB Capital/PMD Investors, LLC, now known as MidOcean Capital/PMD Investors, LLC ("MidOcean"). PMD is owned by investor groups led by AEA Investors LLC ("AEA"). International has no independent operations or investments other than its investment in the Company. International has made an equity contribution of $527.0 million to the Company comprised of $355.0 million in cash and $172.0 million from the seller note that International issued to a subsidiary of Goodrich in connection with the Company's Acquisition of the Predecessor Company. The seller note, which was subsequently sold by Goodrich, bears interest at an initial rate of 13% payable semi-annually in cash or additional notes at the option of International and increases to a rate of 15% after 5 years. If the interest is paid in cash, the interest rate remains at 13%. International may be dependent on the cash flows of the Company to repay the seller note upon maturity in 2011. See Note K for additional discussion of the Company's indebtedness. At December 31, 2003, there was $165.9 million outstanding on the seller note.

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

A. Organization and Acquisition (Continued)

        The assets acquired and liabilities assumed of the Predecessor Company were recorded at fair values. The deferred income taxes provided in the purchase price allocation are attributed to the tax effects of differences between the assigned values and the tax basis of assets acquired (except for certain goodwill which is non-deductible for tax purposes) and liabilities assumed.

        As of the Acquisition date, management began to assess a plan to consolidate and/or exit activities of the business and reduce the number of personnel at the Company. Management completed this assessment and finalized the components of the plan, including exiting certain non-core product lines and investments and undertaking efficiency and productivity initiatives at selected locations. The assets have been adjusted to fair values through purchase accounting. Included in the purchase price allocation was a $12.9 million accrual for termination benefits and exit costs related to the components of the plan.

        The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2001 as if the Company had been acquired as of January 1, 2001. The pro forma data gives effect to actual operating results prior to the Acquisition (January 1, 2001 to February 28, 2001). Adjustments to interest expense, goodwill amortization and income taxes related to the Acquisition are reflected in the pro forma data. In addition, the results of textile dyes business and drug delivery systems business, which were not part of the Acquisition, are excluded from the pro forma results. These pro forma amounts do not purport to be indicative of the results that would have actually been attained if the Acquisition had occurred as of the beginning of the periods presented or that may be attained in the future.

(in millions)	2001
Net sales	$1,062.3
Operating income	66.2
Net loss	(29.3)

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

        During the two months ended February 28, 2001, Performance Materials was allocated $0.8 million in costs from Goodrich. Certain costs, such as employee benefits, legal and executive compensation, were specifically attributed to Performance Materials. These costs amounted to $0.5 million for the two months ended February 28, 2001. Certain costs, such as the corporate aircraft, tax, accounting, and other corporate shared services, were allocated to Performance Materials primarily based on estimates of the time spent on Performance Materials matters. These costs amounted to $0.3 million for the two months ended February 28, 2001. Performance Materials also participated in certain benefit plans of Goodrich, the cost of which was allocated to Performance Materials and is included in the accompanying financial statements but is not reflected in the amounts above. Management of the Predecessor Company believes these allocations are reasonable.

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

Revenue and Income Recognition

        Revenue from the sale of products is recognized at the point of passage of title, which is at the time of shipment or consumption by the customer for inventory on consignment. The Company requires that persuasive evidence of a revenue arrangement exists, delivery of product has occurred, the price to the customer is fixed and determinable and collectibility is reasonably assured before revenue is realized and earned. Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer claims, returns and allowances and discounts are accrued based on our history of claims and sales returns and allowances. Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments.

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

        Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and was amortized by the straight-line method over 20 years through December 31, 2001. See Note I for an additional discussion of the impairment tests performed in 2003 and 2002 related to goodwill.

        Impairment of long-lived assets, other than goodwill, is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the estimate of undiscounted cash flows over the remaining estimated useful life of the assets are less than the carrying value of the assets. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. See Note E for an additional discussion of the impairment test performed in 2003 related to fixed assets.

Debt Issuance Costs

        Costs associated with the issuance of the Company's credit facilities and senior subordinated notes have been capitalized in other assets in the consolidated balance sheet and are being amortized using the interest method over the life of the related agreements ranging in periods of six through ten years.

Freight-out Costs

        The Company includes costs of shipping and handling within cost of goods sold in the statement of operations.

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

Derivative and Hedging Activities

        The Company recognizes its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

        As required by the credit agreement, the Company has entered into interest rate swap agreements (cash flow hedges) to limit its exposure to interest rate fluctuations on $180.0 million of the outstanding principal of the Company's Term Loans through 2005. In 2003, the Company entered into an additional interest rate swap agreement with a notional amount of $25.0 million on the Company's Term Loan B through 2007. These agreements require the Company to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in the Company's results of operations. For the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, the Company recorded $8.0 million, $6.5 million and $2.0 million, respectively, of interest expense as a result of these swap agreements. At

December 31, 2003 and 2002, the fair value of these swap arrangements, included in other non-current liabilities, totaled approximately $10.2 million and $14.7 million, respectively. The offsetting impact of this hedge transaction is included in accumulated other comprehensive loss.

        The Company has entered into forward foreign currency exchange contracts, totaling $19.2 million and $10.3 million at December 31, 2003 and 2002, respectively, to hedge certain firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual cash flows from the purchase or sale of products to international customers will be adversely affected by changes in the exchange rates. As of December 31, 2003 and 2002, the fair value of these forward exchange contracts was not material to the Company's consolidated financial position, results of operations or cash flow.

        The Company has foreign denominated floating rate debt to protect the value of its investments in its foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income. During the years ended December 31, 2003 and 2002, the Company recognized $17.3 million and $10.1 million of net losses, respectively, and net gains of $2.1 million during the ten months ended December 31, 2001 are included in the cumulative translation adjustment related to the foreign denominated floating rate debt.

Stock-Based Compensation

        As more fully described in Note S, the Company's Parent has a stock option plan in which certain eligible employees of the Company participate. The Company and the Predecessor Company account for stock-based employee compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price greater than the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Years Ended December 31		Ten Months Ended December 31 2001
	2003	2002
Net income (loss) as reported	$12.5	$34.7	$(20.6)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3.1)	(2.6)	(1.5)

Pro forma net income (loss)	$9.4	$32.1	$(22.1)

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

Research and Development Expense

        The Company performs research and development under Company-funded programs for commercial products. Total research and development expenditures for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001 were $44.8 million, $37.3 million, $29.9 million and $7.2 million, respectively.

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

New Accounting Standards

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the recognition of the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company adopted this statement effective January 1, 2003. Under this standard, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be determined. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of this change in accounting principle resulted in a charge of $0.5 million (net of income taxes of $0.2 million) in 2003. The pro forma effects as if the Company adopted SFAS No. 143 on January 1, 2001 are not material to the results of operations. The impact on the Company's consolidated financial position at December 31, 2003 was not material.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used," provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (i.e., abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The Company adopted this statement effective January 1, 2002. Upon adoption, this statement had no impact on the Company's consolidated financial position or results of operations. See Note E for a discussion of current year impairment charge.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections." In most cases, SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). The Company adopted this statement during the second quarter of 2002, the effect of which had no impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement effective January 1, 2003. Upon adoption, this statement had no impact on the Company's consolidated financial position or results of operations.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires guarantors to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee for those guarantees initiated or modified after December 31, 2002. However, certain guarantees, including product warranties and guarantees between parties under common control (i.e., parent and subsidiary), are not required to be recognized at fair value at inception. FIN No. 45 also requires additional disclosures of guarantees, including product warranties and guarantees between parties under common control, beginning with interim or annual periods ending after December 15, 2002. Guarantees initiated prior to December 31, 2002 are not recognized as a liability measured at fair value per FIN No. 45, but are subject to the disclosure requirements. The effect of adoption had no impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 requires that variable interest entities, as defined, be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive a majority of the expected residual returns, or both. The Company adopted this statement in 2003. The effect of adoption had no impact on the Company's consolidated financial position or results of operations.

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

D.    Acquisitions

        The following acquisitions by the Company and Predecessor Company were recorded using the purchase method of accounting. The results of operations of these acquired businesses have been included in the Company's results since the respective dates of acquisition. The pro forma effect of these acquisitions was not material to the Company's consolidated financial position or results of operations.

        During 2003, the Company purchased select assets and technology from a European extruder of electrostatic dissipative sheet; acquired a 5% equity investment in a company that produces TPU-based cushion technology; and purchased select assets of Thermedics Polymer Products, LLC, a manufacturer of aliphatic thermoplastic polyurethane, from VIASYS Healthcare, Inc., all of which are included in the Company's Specialty Materials segment. The Company purchased the remaining minority shares of its joint venture company, Indiamalt Private Ltd., and acquired a controlling interest in Specialty Natural Products Co., Ltd. ("SNP"), a manufacturer of botanical extracts used in personal care product formulations based in Thailand, for its Consumer Specialties segment. The Company purchased certain water-based overprint coatings technology and manufacturing assets for its Performance Coatings segment. Final determinations of the fair value of certain assets are in process. Accordingly, the preliminary purchase price allocations are subject to revision. The aggregate purchase price of $32.1 million paid for these acquisitions and investments was allocated to the assets acquired and liabilities assumed and resulted in goodwill of $13.9 million.

        During 2002, the Company purchased certain tangible assets of a distributor of personal care and pharmaceutical product lines in Latin America; certain assets, technology and other intellectual property from a colors dispersions business; and certain assets, technology and other intellectual property related to aroma chemicals, all of which are being added to its Consumer Specialties segment. The Company purchased certain tangible assets and technology of a textile coatings business for its Performance Coatings segment. The Company acquired the common stock of Gemoplast SA, which is a business located in Lyon, France engaged in the development, production and marketing of plastic alloys for its Specialty Materials segment. The total cash paid for these 2002 acquisitions was $11.9 million, which was allocated to the assets acquired and liabilities assumed and resulted in goodwill of $5.3 million.

        During 2001, the Company acquired certain intellectual property and tangible assets related to the production of cross-linked polyethelene products as an addition to the Company's TempRite® CPVC product family within the Specialty Materials segment for $3.6 million.

E.    Restructuring and Severance Costs

        In 2003, the Company announced the relocation of the Sancure® polyurethane dispersions line, part of the Company's Performance Coatings segment, to its Avon Lake, Ohio facility and the closing of the Leominster, Massachusetts facility. Production is expected to be completely shifted to the Avon Lake site by the end of 2004. In conjunction with the announced closing of the Leominster facility, the Company performed an evaluation of the ongoing value of the long-lived assets at that facility. The Company determined that the long-lived assets were impaired and no longer recoverable. As a result, the long-lived asset carrying value was written down to its estimated fair value of $1.4 million, which was determined by an independent appraisal, and an impairment charge of $5.7 million was recorded. Additionally, in 2003, in order to increase efficiency and productivity and to reduce costs, the Company reduced headcount at various administrative and manufacturing facilities.

        Through these various restructuring efforts, the Company planned to eliminate approximately 80 positions across all segments. Approximately 50% of the affected employees have left their positions as of December 31, 2003. In conjunction with these restructuring plans, the Company recorded costs of $6.2 million pursuant to its existing severance plan.

        During 2002, the Company consolidated its static control manufacturing facilities into its Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility.

        In June 2001, in order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines. Through these restructuring efforts, the Company planned to eliminate approximately 440 positions. All of the affected employees have left their positions as of December 31, 2003 and the remaining personnel-related costs are anticipated to be paid by 2007. In 2003, the Company recorded $1.1 million of consolidation costs in conjunction with this restructuring plan, which consisted primarily of personnel-related costs. The Company also recorded net consolidation costs of $4.7 million in 2002 consisting of $1.2 million in personnel-related costs associated with the closing of a plant in the United Kingdom and $3.5 million of other restructuring related expenses. Also in 2002, the restructuring accrual was reduced by $1.6 million, which represents a revision of prior estimates recorded at the date of the Acquisition, with a corresponding reduction in goodwill.

E. Restructuring and Severance Costs (Continued)

        The restructuring accrual is summarized below:

	Balance January 1 2003	Provision	Activity	Balance December 31 2003
Personnel-related costs
2003 Restructurings	$—	$6.1	$(3.4)	$2.7
2001 Restructurings	2.1	0.7	(1.5)	1.3
Relocation and restructuring expense
2003 Restructurings	—	0.1	(0.1)	—
2001 Restructurings	—	0.3	(0.3)	—
Facility closure costs
2002 Restructurings	0.2	0.2	(0.3)	0.1
2001 Restructurings	0.6	0.1	(0.4)	0.3
Asset impairment
2003 Restructurings	—	5.7	(5.7)	—

	$2.9	$13.2	$(11.7)	$4.4

	Balance January 1 2002	Provision	Activity	Adjustment to Acquisition Cost	Balance December 31 2002
Personnel-related costs
2002 Restructurings	$—	$0.1	$(0.1)	—	$—
2001 Restructurings	6.0	1.2	(3.5)	(1.6)	2.1
Pre-Acquisition Restructurings	0.2	—	(0.2)	—	—
Relocation and restructuring expense
2002 Restructurings	—	0.1	(0.1)	—	—
2001 Restructurings	—	3.1	(3.1)	—	—
Pre-Acquisition Restructurings	—	0.1	(0.1)	—	—
Facility closure costs
2002 Restructurings	—	1.1	(0.9)	—	0.2
2001 Restructurings	0.7	0.4	(0.5)	—	0.6

	$6.9	$6.1	$(8.5)	$(1.6)	$2.9

	Balance March 1 2001	Provision	Activity	Balance December 31 2001
Personnel-related costs
2001 Restructurings	$11.6	$—	$(5.6)	$6.0
Pre-Acquisition Restructurings	2.7	—	(2.5)	0.2
Relocation and restructuring expense
2001 Restructurings	—	1.2	(1.2)	—
Pre-Acquisition Restructurings	—	1.1	(1.1)	—
Facility closure costs
2001 Restructurings	1.3	—	(0.6)	0.7
Asset impairment
2001 Restructurings	—	0.8	(0.8)	—

	$15.6	$3.1	$(11.8)	$6.9

F. Accounts Receivable

        The Company had an agreement to sell certain Spanish Peseta denominated trade accounts receivable without recourse, up to a maximum of approximately $5.5 million. At December 31, 2002, $2.2 million of receivables were sold under this agreement and reflected as a reduction of accounts receivable. The receivables were sold at a discount, which was included in interest expense. This agreement was discontinued during 2003.

        The following table summarizes the activity in allowances for accounts receivable:

(in millions)	Balance at Beginning of Period	Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2003	$9.0	$20.9	$22.4	$7.5
Year ended December 31, 2002	8.7	21.9	21.6	9.0
Ten months ended December 31, 2001	6.5	25.0	22.8	8.7
Two months ended February 28, 2001	6.9	6.3	6.7	6.5

        Costs and expenses relate to allowances for returns, sales credits and provisions for bad debts. Deductions include sales credits issued and write-offs of doubtful accounts, net of recoveries. Write-offs of doubtful accounts, net of recoveries, were $0.8 million, $0.5 million, $1.2 million and $0.4 million for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

G. Inventories

        Inventories consisted of the following:

(in millions)	December 31
	2003	2002
Finished products	$120.8	$107.4
In process	5.0	3.6
Raw materials	35.9	33.1

Total	$161.7	$144.1

        Approximately 45% and 53% of inventory was valued by the LIFO method in 2003 and 2002, respectively. At December 31, 2003 and 2002, LIFO inventory approximated first-in, first-out (FIFO) cost.

H. Property, Plant and Equipment—Net

        Property, plant and equipment—net consisted of the following:

(in millions)	December 31
	2003	2002
Land	$44.1	$40.5
Buildings and improvements	160.2	143.3
Machinery and equipment	663.1	580.8
Construction in progress	23.2	35.2

	890.6	799.8
Less allowances for depreciation	(207.7)	(129.1)

Total	$682.9	$670.7

        Amounts charged to expense for depreciation were $76.7 million, $70.8 million, $56.5 million, and $10.4 million for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

I. Goodwill and Identifiable Intangible Assets

        The FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. The statement addressed financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." SFAS No. 142 applied to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer to be amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. During the second quarter of 2002, the Company performed the first of the required impairment tests of goodwill as of January 1, 2002. During the fourth quarter of 2003 and 2002, the annual impairment test of goodwill was performed. The Company determined that no goodwill impairment had occurred.

        After giving effect to the elimination of goodwill amortization, as required by the provisions of SFAS No. 142, net income (loss) for the ten months ended December 31, 2001 and the two months ended February 28, 2001 would have been as follows:

	Noveon, Inc.	BFGoodrich Performance Materials
(in millions)	Ten Months Ended December 31 2001	Two Months Ended February 28 2001
Reported net income (loss)	$(20.6)	$5.6
Goodwill amortization	15.1	3.0
Tax effect on amortization	—	(0.1)

Pro forma net income (loss)	$(5.5)	$8.5

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

        The changes in the carrying amount of goodwill by reporting segment during the years ended December 31, 2003 and 2002 are as follows:

(in millions)	Consumer Specialties	Specialty Materials	Performance Coatings	Total
Goodwill balance at January 1, 2003	$110.6	$150.5	$104.4	$365.5
Effect of acquisitions in 2003	2.2	2.9	8.8	13.9
Impact of foreign currency and other	8.2	11.7	14.9	34.8

Goodwill balance at December 31, 2003	$121.0	$165.1	$128.1	$414.2

(in millions)	Consumer Specialties	Specialty Materials	Performance Coatings	Total
Goodwill balance at January 1, 2002	$102.3	$144.7	$99.9	$346.9
Finalization of purchase price allocation for acquisitions in 2001	7.1	3.7	2.5	13.3
Effect of acquisitions in 2002	1.2	2.1	2.0	5.3

Goodwill balance at December 31, 2002	$110.6	$150.5	$104.4	$365.5

        Intangible assets that continue to be subject to amortization were comprised of the following at December 31, 2003:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Technology	$162.4	$30.7	$131.7	15.0 years
Trademarks	47.3	8.8	38.5	15.1 years
Non-compete agreements	3.4	0.7	2.7	4.6 years

Total	$213.1	$40.2	$172.9	15.0 years

        Intangible assets that continue to be subject to amortization were comprised of the following at December 31, 2002:

(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Technology	$158.9	$19.2	$139.7	15.0 years
Trademarks	47.0	5.8	41.2	15.1 years
Non-compete agreements	1.3	0.1	1.2	5.0 years

Total	$207.2	$25.1	$182.1	15.0 years

        Amortization expense for intangible assets subject to amortization was $14.7 million, $13.9 million, $11.4 million and $1.0 million for the years ended December 31, 2003, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively. Estimated annual amortization expense for intangible assets subject to amortization approximates $14.5 million for each of the next five years.

J. Accrued Expenses

        Accrued expenses consisted of the following:

(in millions)	December 31
	2003	2002
Wages, vacations, pensions and other employment costs	$36.0	$31.3
Accrued rebates	11.7	9.5
Accrued interest	10.7	10.9
Taxes, other than federal and foreign taxes on income	5.0	7.4
Restructuring and severance costs	4.4	2.9
Accrued environmental liabilities	0.8	0.9
Other	4.5	7.7

Total	$73.1	$70.6

K. Financing Arrangements

Short-term Bank Debt

        At December 31, 2003, the Company had no short-term bank debt outstanding. At December 31, 2002, the Company had $0.4 million of short-term bank debt outstanding under various foreign facilities. Weighted-average interest rates on short-term borrowings were 3.7%, 10.0% and 5.4%, for the year ended December 31, 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

Long-term Debt

        In connection with the Acquisition, the Company entered into credit facilities and issued subordinated notes. In July 2003, the Company amended and refinanced the term loans within these credit facilities. The amendment and refinancing were not deemed to be a substantial modification of the credit facilities, and accordingly, were not accounted for as a debt extinguishment.

        The credit facilities, as amended, include (1) a Term Loan A facility that matures on March 31, 2007, (2) a Term Loan B facility that matures on December 31, 2009 and (3) a revolving credit facility in the amount of $125.0 million that expires on March 31, 2007. A portion of the revolving credit facility is made available in various foreign currencies. At December 31, 2003, all of Term Loan A, or $37.9 million, and $82.6 million of Term Loan B were denominated in euros. While borrowings under Term Loans A and B were used to finance the Acquisition, borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. At December 31, 2003, there was $37.9 million outstanding on Term Loan A and $551.2 million outstanding on Term Loan B.

        Borrowings under the credit facilities bear interest in an amount equal, at the Company's option, to either (1) the reserve adjusted eurocurrency rate plus an applicable borrowing margin or (2) the base rate plus an applicable borrowing margin. The reserve adjusted eurocurrency rate is the average of the offered quotation in the interbank eurodollar market for U.S. dollar deposits, approximately equal to the outstanding principal amount of the Company's eurocurrency rate loans. The base rate is the greater of (1) the prime rate or (2) the federal funds rate plus 50 basis points. The applicable borrowing margins for eurocurrency and base rate loans are based upon the most recent leverage ratio submitted by the Company to the administrative agent. Applicable borrowing margins were as follows:

	December 31
	2003	2002
Eurocurrency rate loans:
Revolving loans	2.75%	2.75%
Term A dollar loans	—	2.75%
Term A euro loans	2.75%	2.75%
Term B dollar loans	2.75%	3.50%
Term B euro loans	3.00%	3.50%
Base rate loans:
Revolving loans	1.75%	1.75%
Term A dollar loans	1.75%	1.75%
Term B dollar loans	2.00%	2.50%

        Interest periods for eurocurrency rate loans are one, two, three or six months, subject to availability. Interest on eurocurrency rate loans is payable at the end of the applicable interest period, except for six-month interest periods in which case interest is payable every three months. Interest on base rate loans is payable quarterly in arrears. Upon an event of default, all loans will bear an additional 2.0% of interest for as long as the event of default is continuing. At December 31, 2003, the average interest rates for Term Loans A and B were 4.76% and 4.51%, respectively, exclusive of the effects of the swap agreements disclosed in Note C. At December 31, 2002, the average interest rates for Term Loans A and B were 5.53% and 5.62%, respectively, exclusive of the effects of the swap agreements disclosed in Note C. At December 31, 2003 and 2002, the average interest rate for Term Loan B was 6.03% and 6.91%, respectively, inclusive of the effects of the swap agreements.

        The credit facilities are secured by a first priority security interest in substantially all of the Company's assets and the assets of the domestic subsidiaries. In addition, the credit facilities are secured by the Company's stock, the stock of its domestic subsidiaries and 65% of the stock of its first tier foreign subsidiaries. The credit facilities do require prepayments of portions of principal for certain asset dispositions, other equity or debt issuances and excess cash positions. The credit facilities require the Company to pay commitment fees of 0.5% on the unused portion of the revolving line of credit.

        At December 31, 2003, the Company had no borrowings outstanding on the revolving credit facility and $119.2 million was available for borrowing, net of $5.8 million on outstanding letters of credit.

        The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and events of default. The Company was in compliance with all covenants at December 31, 2003.

        The $275.0 million senior subordinated notes mature on February 28, 2011 and interest accrues at 11% per year. Interest payments on the notes occur on March 15 and September 15 of each year. The notes contain customary provisions for events of default. The Company was in compliance with all terms and conditions of the senior subordinated notes at December 31, 2003.

        The Company amended its Term Loan agreements in 2002 allowing the Company to prepay $45.0 million of its outstanding Term Loans and dividend to its Parent $45.0 million in cash so the Parent could reduce the seller note based upon an agreement between the Parent and Goodrich. As a result of the 2002 prepayment of the Term Loans, the Company had no required repayments of the Term Loans in 2003.

        Maturities of these long-term financing arrangements are as follows:

(in millions)	Term Loan A	Term Loan B	Senior Subordinated Notes	Other	Total
2004	$10.3	$5.5	$—	$—	$15.8
2005	11.6	5.5	—	—	17.1
2006	12.8	5.5	—	0.1	18.4
2007	3.2	5.5	—	0.1	8.8
2008	—	5.5	—	0.1	5.6
Thereafter	—	523.7	275.0	—	798.7

	$37.9	$551.2	$275.0	$0.3	$864.4

L. Lease Commitments

        Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2003:

(in millions)
2004	$5.4
2005	3.8
2006	2.9
2007	1.8
2008	1.5
Thereafter	1.1

Total minimum payments	$16.5

        Net rent expense was $10.7 million, $10.6 million, $8.2 million and $2.0 million for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

M. Pensions and Postretirement Benefits

Overview

        As an operating segment of Goodrich, Performance Materials did not have its own pension and postretirement benefit plans. Employees of Performance Materials were eligible to participate in Goodrich's salary and wage pension plans, non-qualified plans and postretirement benefit plans.

        As part of the terms of the Acquisition, Goodrich retained the pension benefit obligations for all retirees and the vested portion of the pension obligations for active employees for service prior to the Acquisition, as well as the plan assets of the domestic pension plans. Furthermore, Goodrich retained the postretirement benefit obligations of retirees and those eligible to retire through December 31, 2002. The Company has recorded the pension and postretirement benefit obligations for active employees covered by collective bargaining agreements that remained with the Company after the Acquisition.

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

        The following table summarizes information regarding the Company's defined benefit pension plans and defined benefit postretirement plans as of December 31, 2003 and 2002 and the amounts recorded in the consolidated balance sheet at these dates. In describing the period changes in the table, the period of March 1, 2001 through December 31, 2001 was used to describe the effect of activity for 2001.

	United States Pension Benefits		European Pension Benefits		United States Other Benefits
(in millions)
	2003	2002	2003	2002	2003	2002
Change in projected benefit obligations:
Projected benefit obligation at beginning of period	$38.8	$30.1	$17.6	$14.9	$5.1	$5.4
Service cost	3.4	2.6	1.5	1.0	0.1	0.1
Interest cost	2.6	2.3	1.0	0.8	0.3	0.3
Amendments	—	0.1	—	—	—	(0.8)
Actuarial losses	4.9	3.8	0.9	1.7	0.2	0.2
Acquisitions and other	—	—	(0.2)	1.6	—	—
Foreign currency impact	—	—	3.7	—	—	—
Benefits paid	(0.2)	(0.1)	(1.0)	(0.4)	—	(0.1)
Settlements	—	—	—	(2.0)	—	—

Projected benefit obligation at end of period	$49.5	$38.8	$23.5	$17.6	$5.7	$5.1

Change in plan assets:
Fair value of plan assets at beginning of period	$5.2	$0.1	$9.1	$9.9	$—	$—
Actual return on plan assets	0.1	—	1.0	0.3	—	—
Acquisitions and other	—	—	0.1	1.0	—	—
Foreign currency impact	—	—	1.9	—	—	—
Company contributions	2.5	5.2	0.9	0.8	—	0.1
Settlements	—	—	—	(2.5)	—	—
Benefits paid	(0.2)	(0.1)	(1.0)	(0.4)	—	(0.1)

Fair value of plan assets at end of period	$7.6	$5.2	$12.0	$9.1	$—	$—

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

	United States Pension Benefits		European Pension Benefits		United States Other Benefits
(in millions)
	2003	2002	2003	2002	2003	2002
Funded status (underfunded):
Funded status	$(41.9)	$(33.6)	$(11.5)	$(8.5)	$(5.7)	$(5.1)
Unrecognized net actuarial loss	9.6	4.1	2.5	1.9	0.5	0.2
Unrecognized prior service cost	0.2	0.3	—	—	(0.6)	(0.9)
Fourth quarter employer contributions	0.2	0.9	—	—	—	—

Accrued benefit cost	$(31.9)	$(28.3)	$(9.0)	$(6.6)	$(5.8)	$(5.8)

        The accumulated benefit obligation for all defined benefit pension plans was $29.3 million and $20.2 million at December 31, 2003 and 2002, respectively.

        The components of net periodic benefit cost are reflected below for the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001.

	United States Pension Benefits			European Pension Benefits
(in millions)
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$3.4	$2.6	$2.0	$1.5	$1.0	$1.0
Interest cost	2.6	2.3	1.7	1.0	0.8	0.6
Expected return on plan assets	(0.7)	(0.1)	—	(0.5)	(0.4)	(0.3)
Amortization of prior service cost	0.1	—	—	—	—	—
Curtailment and settlement losses	—	—	—	—	0.5	—
Other	—	—	—	—	1.5	—

Total net periodic benefit cost	$5.4	$4.8	$3.7	$2.0	$3.4	$1.3

	United States Other Benefits
(in millions)
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.2
Interest cost	0.3	0.3	0.3
Amortization of prior service cost	(0.1)	(0.1)	—

Total net periodic benefit cost	$0.3	$0.3	$0.5

        Net periodic benefit costs for pension benefits and other benefits were $0.2 million and $1.0 million, respectively, for the two months ended February 28, 2001.

Weighted Average Assumptions

        Weighted-average assumptions used to determine benefit obligations are summarized as follows:

	United States Pension Benefits		European Pension Benefits		United States Other Benefits
	2003	2002	2003	2002	2003	2002
Discount rate	6.36%	6.75%	5.20%	5.82%	6.36%	6.75%
Rate of compensation increase	3.75%	4.00%	4.58%	4.45%	—	—

        Weighted-average assumptions used to determine net periodic benefit costs are summarized as follows:

	United States Pension Benefits			European Pension Benefits			United States Other Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.50%	7.75%	5.82%	6.00%	6.20%	6.75%	7.50%	7.75%
Expected return on plan assets	8.50%	8.50%	9.25%	5.37%	5.79%	6.30%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.45%	4.29%	4.29%	—	—	—

        For measurement purposes, an 11.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.6% for 2014 and remain at that level thereafter. For post-Medicare measurement purposes, a 12.9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.7% for 2014 and remain at that level thereafter. The table below quantifies the impact of a one percentage point change in the assumed health care cost trend rate.

(in millions)	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost components in 2003	$—	$—
Effect on postretirement benefit obligation as of December 31, 2003	$0.4	$(0.4)

Description of Plan Assets and Expected Long Term Rate of Return on Assets Assumption

        The Company uses a September 30 measurement date for its pension and postretirement benefit plans. At both September 30, 2003 and 2002, the Company had 100% of the assets in its pension plans invested in cash. This allowed preservation of capital in early plan years when funded ratios were low and benefit payments certain.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

        In the fourth quarter of 2003, the Company started the process of migrating plan assets towards long-term target allocations. The weighted-average asset allocations for their two U.S. pension plans at December 31, 2003 by asset category are as follows:

United States Pension Benefits
2003
Equity securities	60.0%
Debt Securities	40.0%
Other	—

Total	100.0%

        To develop the expected long-term rate of return on assets assumption, the Company considered the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.50% long-term rate of return on assets assumption for 2003. This rate has been reduced to 7.50% for the year ending December 31, 2004.

Investment Policies and Strategies

        The investments of the U.S. pension plans are managed with the primary focus of preservation of capital. Emphasis will be placed on participation with broad market movements during rising markets and preservation of capital during market contractions for investments in both debt and equity securities. The assets in the U.S. pension plans will be primarily invested in passively managed index funds.

        The portfolio will be re-balanced at least on an annual basis. The following assets and strategies are not used: private placements, venture capital, securities not publicly traded, options, commodities, future contracts, margin or leverage. Equity investments in any one company are limited to a maximum of 5% at the time of purchase and on a cost basis for each investment advisor. No foreign securities will be allowed in the portfolio unless available in American Depository Receipts (ADR's) on a U.S. exchange. No holding will represent more than 5% of the outstanding stock of the issuing company.

        Corporate bonds purchased will not be rated lower than Baa3 by Moody's or BBB- by Standard and Poor's. At no time will the lowest investment grade ratings make up more than 20% of the portfolio. No fixed income investment in any one issuer will comprise more than 3% of the total fixed income allocation at time of purchase. This limitation does not apply to U.S. Government securities or direct obligations of the U.S. Treasury. The maximum modified duration of the fixed income portfolio will not exceed 120% of the modified duration of the Lehman Intermediate Aggregate Bond Index. The following debt securities are prohibited: companion tranches or support bonds, floaters, inverse floaters, income only, principal only collateralized mortgage obligations (CMO's) and structured notes, unless specifically allowed in writing.

Contributions and Estimated Future Benefit Payments

        The Company expects to contribute $9.9 million to its U.S. pension plan and $0.1 million to its U.S. other benefit plans during 2004.

        The following summarizes benefits expected to be paid by plan in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(in millions)	United States Pension Plan	United States Other Benefit Plans
2004	$0.2	$0.1
2005	0.3	0.2
2006	0.6	0.2
2007	0.9	0.3
2008	1.3	0.3
2009—2013	13.6	2.3

        The Company's employees also participate in voluntary retirement savings plans for salaried and wage employees. Under provisions of these plans, eligible employees can receive a 50% matching on contributions up to the first 6% of their eligible earnings. Expense for defined contribution plans totaled $6.3 million, $6.2 million, $4.8 million and $1.1 million for the years ended December 31, 2003 and 2002, the ten months ended December 31, 2001 and the two months ended February 28, 2001, respectively.

Medicare Prescription Drug Act

        In January 2004, the FASB issued Financial Staff Position ("FSP") No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003." FSP 106-1 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is a least actuarially equivalent to Medicare Part D. Under FSP No. 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the Act. Specific authoritative guidance, when issued, could require the Company to change previously reported information.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

N. Income Taxes

        The Company's operations will be included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method. Tax valuation allowances were recorded in 2003, 2002 and 2001.

        Income (loss) before income taxes as shown in the consolidated statement of operations consisted of the following:

	Noveon, Inc.			BFGoodrich Performance Materials
	Years Ended December 31		Ten Months Ended December 31 2001	Two Months Ended February 28 2001
(in millions)
	2003	2002
Domestic	$(11.1)	$25.1	$(25.2)	$5.7
Foreign	33.3	17.8	9.2	3.9

Total	$22.2	$42.9	$(16.0)	$9.6

        A summary of income tax expense (benefit) in the consolidated statement of operations was as follows:

	Noveon, Inc.			BFGoodrich Performance Materials
	Years Ended December 31		Ten Months Ended December 31 2001	Two Months Ended February 28 2001
(in millions)
	2003	2002
Current:
Federal	$—	$—	$—	$7.4
Foreign	10.9	8.8	4.2	1.6
State	—	—	—	0.2

	10.9	8.8	4.2	9.2
Deferred:
Federal	—	1.9	—	(5.2)
State	—	0.3	—	—
Foreign	(1.7)	(2.8)	0.4	—

	(1.7)	(0.6)	0.4	(5.2)

Total	$9.2	$8.2	$4.6	$4.0

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and certain changes in valuation allowances. During 2003 we incurred losses for our domestic operations and for certain of our foreign operations. These cumulative losses and lack of earnings history provide substantial evidence regarding our inability to realize certain deferred tax assets. Accordingly, tax valuation allowances of $20.0 million have been recorded in 2003.

        The significant components of deferred income tax assets and liabilities at December 31, 2003 and 2002, are as follows:

(in millions)	2003	2002
Deferred income tax assets:
Pension accruals	$11.6	$9.4
Accrual for postretirement benefits other than pensions	1.8	2.0
Other nondeductible accruals	16.0	10.9
Reserve for environmental liabilities	7.2	7.3
Inventory	5.4	2.0
Hedging activities	3.9	5.6
Net operating loss carryovers and credits	97.3	67.7
Other	1.1	0.6

Total deferred income tax assets	144.3	105.5
Less valuation allowance	(50.6)	(41.6)

Net deferred income tax assets	93.7	63.9
Deferred income tax liabilities:
Property, plant and equipment	(109.7)	(81.0)
Intangible amortization	(2.1)	(1.0)

Total deferred income tax liabilities	(111.8)	(82.0)

Net deferred income taxes	$(18.1)	$(18.1)

        At December 31, 2003, the Company had domestic net operating loss carryforwards of $194.3 million and tax credits of $6.4 million which expire in 2021 through 2023. Additionally, the Company had foreign net operating loss carryforwards of $55.6 million at December 31, 2003 of which $16.4 million expires in years 2006 through 2018, and $39.2 million that have an indefinite carryforward period. These net operating loss carryforwards may be used to offset a portion of future taxable income and thereby reduce or eliminate our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code"), imposes significant limitations on the utilization of net operating loss carryforwards in the event of an "ownership change," as defined in Section 382 of the Code. Our net operating loss carryforwards may be subject to limitation by virtue of these rules.

        Management has determined, based on the Company's cumulative losses and lack of prior earnings history, that it is uncertain that future taxable income of the Company will be sufficient enough to recognize certain of these net deferred tax assets. As a result, a valuation allowance of $50.6 million at December 31, 2003 has been recorded. This valuation allowance relates to net domestic deferred tax assets recorded in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets resulting from domestic and foreign tax net operating losses and credits generated subsequent to the Acquisition date. The most significant portion of the valuation allowance is associated with the deferred tax assets established in purchase accounting. Any reversal of the valuation allowance that was recorded in purchase accounting would reduce goodwill. In the current year, a reduction of the valuation allowance of $9.3 million was allocated to goodwill as a result of changes in estimated deferred taxes recorded in purchase accounting.

        In determining the adequacy of the $50.6 million valuation allowance, management assessed the Company's profitability taking into account the present and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive domestic earnings and future taxable income) exists to support the reversal of the tax valuation allowances.

        The following table reconciles income taxes based on the statutory federal income tax rate to the Company's income tax expense:

	Noveon, Inc.			BFGoodrich Performance Materials
	Years Ended December 31		Ten Months Ended December 31 2001	Two Months Ended February 28 2001
(in millions)
	2003	2002
Income tax expense based on the statutory federal income tax rate	$7.8	$15.0	$(5.6)	$3.4
State and local taxes, net of federal benefit	(0.5)	0.7	(0.9)	0.1
Amortization of nondeductible goodwill	—	—	1.5	0.8
Tax exempt income from foreign sales	(0.3)	(0.1)	(0.5)	(0.3)
Impact of foreign operations	(12.5)	(2.5)	(2.4)	(0.5)
Domestic tax credits	(5.9)	(0.5)	(0.5)	—
Nondeductible business operating expenses	0.4	0.3	0.2	0.2
Other items	0.2	0.1	(0.4)	0.3
Valuation allowance	20.0	(4.8)	13.2	—

Total income tax expense	$9.2	$8.2	$4.6	$4.0

Effective income tax rate	41.4%	19.1%	28.8%	41.7%

        The Company has not provided for U.S. income and foreign withholding taxes on approximately $91.1 million of foreign subsidiaries' undistributed earnings as of December 31, 2003, because such earnings are intended to be reinvested indefinitely. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes that would result had such earnings actually been repatriated are not practically determinable.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

O. Fair Values of Financial Instruments

        The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are provided in the following table.

	2003		2002
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term Loan A	$37.9	$38.3	$72.9	$72.9
Term Loan B	551.2	556.7	498.9	501.4
Subordinated notes	275.0	316.3	275.0	298.4
Other	0.3	0.3	0.3	0.3

P. Accumulated Other Comprehensive Income (Loss)

        Total accumulated other comprehensive income (loss) for the years ended December 31, 2003 and 2002 consisted of the following:

(in millions)	Net Change In Cash Flow Hedges	Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2002	$(5.7)	$(4.5)	$(10.2)
Net comprehensive income (loss) changes during the year	(9.0)	22.8	13.8

Balance at December 31, 2002	(14.7)	18.3	3.6
Net comprehensive income changes during the year	4.5	68.3	72.8

Balance at December 31, 2003	$(10.2)	$86.6	$76.4

Q. Business Segment Information

        The Company's operations are classified into three reportable business segments: Consumer Specialties, Specialty Materials and Performance Coatings. The accounting policies of the segments are the same as those described in Note C.

        The Consumer Specialties segment is a global producer of acrylic thickeners, film formers, fixatives, emollients, silicones, botanicals, active pharmaceutical ingredients and intermediates, benzoate preservatives, fragrances, synthetic food dyes and natural colorants. The Company markets products from the Consumer Specialties segment to the following primary end-use industries: personal care, pharmaceuticals, and food and beverage. The Consumer Specialties segment products are sold to customers worldwide. These customers include major manufacturers of cosmetics, personal care products, household products, soft drinks and food products.

        The Specialty Materials segment is the largest global supplier of chlorinated polyvinyl chloride ("CPVC") resins and compounds and reactive liquid polymers ("RLP"), and is a leading North American producer of rubber and lubricant antioxidants and rubber accelerators. The Specialty Materials segment is also a leading producer of thermoplastic polyurethane ("TPU") and cross-linked polyethylene compounds ("PEX"). The Company markets Specialty Materials segment products through the primary product categories of specialty plastics and polymer additives. The Specialty Materials segment products are sold to a diverse customer base comprised of major manufacturers in the construction, automotive, telecommunications, electronics, recreation and aerospace industries.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

Q. Business Segment Information (Continued)

        The Performance Coatings segment is a leading global producer of high-performance polymers for specialty paper, printing and packaging, industrial and architectural specialty coatings and textile applications. The Company markets the Performance Coatings segment through the primary product categories of performance polymers and coatings and textile performance chemicals. The Performance Coatings segment serves major companies in the specialty paper, printing and packaging, paint and coatings, and textile industries.

        Segment operating income is total segment revenue reduced by operating expenses identifiable with that business segment. Restructuring and severance costs are presented separately and corporate costs include general corporate administrative expenses that are not specifically identifiable with just one of the reportable business segments. The Company conducts business on a global basis with manufacturing and sales undertaken in various locations throughout the world. The Company's products are principally sold to customers in North America and Europe. Sales are attributed to geographic areas based on the country to which the product was shipped.

        The following tables summarize business segment information:

	Noveon, Inc.			BFGoodrich Performance Materials
			Ten Months Ended December 31 2001	Two Months Ended February 28 2001
(in millions)	Years Ended December 31
	2003	2002
Sales:
Consumer Specialties	$328.7	$290.8	$238.8	$45.2
Specialty Materials	428.6	402.4	324.4	73.1
Performance Coatings	378.6	376.1	313.2	68.7

Total sales	$1,135.9	$1,069.3	$876.4	$187.0

Operating income:
Consumer Specialties	$47.0	$48.2	$30.8	$2.1
Specialty Materials	75.8	84.3	52.3	16.9
Performance Coatings	43.3	59.4	34.5	3.2

Total segment operations income	166.1	191.9	117.6	22.2
Corporate costs	(59.1)	(64.9)	(56.3)	(11.7)
Restructuring and severance costs	(13.2)	(6.1)	(3.1)	—

Total operating income	$93.8	$120.9	$58.2	$10.5

Capital expenditures:
Consumer Specialties	$24.4	$17.0	$10.9	$1.9
Specialty Materials	14.4	10.4	7.0	1.7
Performance Coatings	8.8	12.8	7.0	2.6
Corporate	9.0	12.1	3.6	1.4

Total capital expenditures	$56.6	$52.3	$28.5	$7.6

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

Q. Business Segment Information (Continued)

	Noveon, Inc			BFGoodrich Performance Materials
	Years Ended December 31		Ten Months Ended December 31 2001	Two Months Ended February 28 2001
(in millions)
	2003	2002
Depreciation and amortization expense:
Consumer Specialties	$26.1	$22.4	$21.4	$4.4
Specialty Materials	34.8	33.9	32.0	3.8
Performance Coatings	20.1	19.2	20.8	4.5
Corporate	10.4	9.2	8.8	1.7

Total depreciation and amortization	$91.4	$84.7	$83.0	$14.4

Net sales:
United States	$674.2	$675.2	$566.0	$122.6
Europe	231.7	191.0	158.4	35.7
Other foreign	230.0	203.1	152.0	28.7

Total	$1,135.9	$1,069.3	$876.4	$187.0

Assets:
Consumer Specialties	$493.2	$466.8
Specialty Materials	605.2	576.8
Performance Coatings	420.4	397.0
Corporate	240.4	195.5

Total assets	$1,759.2	$1,636.1

Property:
United States	$483.1	$497.5
Europe	182.0	160.0
Other foreign	17.8	13.2

Total	$682.9	$670.7

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

R. Supplemental Cash Flow Information

        The following table sets forth supplemental cash flow information, including information related to acquisitions accounted for under the purchase method:

(in millions)	2003	2002	2001
Estimated fair value of tangible assets acquired	$16.8	$4.6	$1,091.8
Liabilities assumed	(0.7)	(1.1)	(294.4)
Goodwill and identifiable intangible assets acquired	16.0	23.9	565.7
Less: seller note issued by Noveon International, Inc.	—	—	(172.0)

Net cash paid, including fees and expenses	$32.1	$27.4	$1,191.1

Interest paid	$66.7	$71.9	$57.0

Income taxes paid	$6.2	$4.6	$4.8

Equity contribution	$—	$—	$172.0

S. Stock Options

        The Company does not have a stock option plan; however, certain eligible employees of the Company participate in International's Amended and Restated Stock Option Plan (the "International Plan"). Options granted by International vest on each of the first five anniversaries of the grant date at 20% per year subject to continued employment. The term of each option cannot exceed 10 years from the date of grant. All options granted under the International Plan have been granted at not less than 100% of market value, as determined by the Board of Directors of International, on the date of grant.

        Pro forma information regarding net income is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if International had accounted for its employee stock options under the fair value method described within that statement. The fair value for these options was estimated using the Black-Scholes pricing method with the following weighted-average assumptions:

	2003	2002	2001
Risk-free rate	3.6%	3.9%	5.8%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility percentage	41.7%	37.2%	37.2%
Expected life of options	7 years	7 years	7 years

        The option pricing method requires the input of highly subjective assumptions that can materially affect the fair value estimate. The weighted-average fair value of stock options granted by International during 2003, 2002 and 2001 was $72.02, $38.30 and $42.24, respectively.

S. Stock Options (Continued)

        International's stock option activity relating to the Company was as follows for the years ended December 31, 2003 and 2002:

(Options in thousands)	Options	Weighted Average Exercise Price
Outstanding at March 1, 2001:	—	$—
Granted	323.0	128.57
Forfeited	(10.0)	128.57

Outstanding at December 31, 2001:	313.0	128.57
Granted	11.4	128.57
Forfeited	(7.5)	128.57

Outstanding at December 31, 2002:	316.9	128.57
Granted	47.0	147.00
Forfeited	(13.3)	128.57

Outstanding at December 31, 2003	350.6	$131.04

        There were 119,224 options and 61,102 options exercisable at December 31, 2003 and 2002, respectively.

T. Related Party Transactions

        In connection with the Acquisition, AEA, Credit Suisse First Boston LLC ("CSFB"), and Deutsche Bank Securities Inc., which was an affiliate of MidOcean through February 20, 2003, the initial purchasers of the notes, provided acquisition advisory services. At the closing, AEA, CSFB and a former affiliate of MidOcean received $8.8 million, $5.5 million and $1.7 million, respectively, for these services. In addition, direct expenses of $1.3 million, $0.5 million and $0.1 million, respectively, were reimbursed to them. All of these amounts have been considered in the purchase price allocation.

        Credit Suisse First Boston, an affiliate of DLJ Merchant Banking, is a joint lead arranger and joint book manager under the Company's credit facilities. DLJ Merchant Banking and MidOcean are stockholders of International.

        CSFB and Deutsche Bank Securities, Inc., which was an affiliate of MidOcean through February 20, 2003, were each initial purchasers of the notes and received fees in connection with their initial purchase.

        Total debt financing fees in connection with the Acquisition paid to an affiliate of CSFB and Deutsche Bank Securities Inc. were $10.4 million and $19.6 million, respectively.

        The Company entered into a management agreement with each of AEA, DLJ Merchant Banking and MidOcean. Under the management agreements, the Company pays AEA, DLJ Merchant Banking and MidOcean an annual fee of $1.9 million, $1.1 million and $0.5 million, respectively, plus reasonable out-of-pocket expenses as compensation for the appointed directors, various advisory and consulting

T. Related Party Transactions (Continued)

services and for monitoring and management costs, as applicable. In addition, the Company agreed to indemnify AEA, DLJ Merchant Banking and MidOcean and their respective affiliates for liabilities arising from their actions under the management agreements. The management agreements will remain in effect for as long as the stockholders agreement among International, AEA, DLJ Merchant Banking and MidOcean is in effect.

        The Company entered into an advisory services agreement, dated as of February 5, 2001, with CSFB. Under the advisory services agreement, the Company pays CSFB an annual fee of $0.5 million plus reasonable out-of-pocket expenses as compensation for strategic and financial planning advisory services. In addition, the Company agreed to indemnify CSFB and its respective affiliates for liabilities arising from their actions under the advisory services agreement.

        For the years ended December 31, 2003 and 2002 and the ten months ended December 31, 2001, the Company recognized management fee expense of $4.0 million, $3.7 million and $3.3 million, respectively.

        International issued stock to the Company's Chief Executive Officer and President for a $1.0 million full recourse note. The note carries interest at 7% and is due on November 30, 2011. The note, amounting to $1.2 million, including interest, at December 31, 2003, was transferred to the Company and is included in other assets on the balance sheet.

        At December 31, 2003 and 2002, a receivable from International totaling $1.4 million and $1.2 million, respectively, is included as a non-current asset and mostly reflects expenses incurred by International but paid by the Company for International's attempted public offering in 2002.

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

U. Commitments and Contingencies (Continued)

Environmental

        The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although the Company believes past operations were in substantial compliance with the then-applicable regulations, either the Company or the Performance Materials Segment of Goodrich have been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several disposal sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources.

        The Company initiates corrective and/or preventive environmental projects to ensure environmental compliance and safe and lawful activities at its current operations. The Company also conducts a compliance and management systems audit program.

        The Company's environmental engineers and consultants review and monitor environmental issues at past and existing operating sites, as well as off-site disposal sites at which the Company has been identified as a PRP. This process includes investigation and remedial action selection and implementation, as well as negotiations with other PRPs and governmental agencies. Our estimates of environmental liabilities are based on the results of this process.

        Goodrich provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's December 31, 2003 balance sheet includes liabilities, measured on an undiscounted basis, of $19.0 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.2 million and other non-current assets include $6.7 million reflecting the recovery due from Goodrich.

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

        The following table summarizes the activity in the environmental liability from January 1, 2002 to December 31, 2003 (dollars in millions):

Balances at January 1, 2001	$47.6
Payments from January 1, 2001 to February 28, 2001	(0.7)

Balance at February 28, 2001 before transfer of liabilities to Goodrich in closing	46.9
Environmental liabilities of sites retained by Goodrich	(23.7)

Total environmental liability at March 1, 2001	23.2
Payments from March 1, 2001 to December 31, 2001	(0.2)
Revisions of environmental liabilities recorded in the opening balance sheet	0.7

Balance at December 31, 2001	23.7
Payments in 2002	(0.2)
Environmental expense in 2002	0.1
Reduction in estimated indemnified liabilities	(4.5)

Balance at December 31, 2002	19.1
Payments in 2003	(0.1)

Balance at December 31, 2003	$19.0

        The Company believes that its environmental accruals are adequate based on currently available information. The Company believes that it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, newly discovered conditions or a change in the law. Additionally, as the indemnification from Goodrich extends through 2011, changes in assumptions regarding when costs will be incurred may result in additional expenses to the Company. However, the additional costs, if any, cannot currently be estimated.

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

        The Company's foreign subsidiaries are not guarantors of the 11% Senior subordinated Notes. Summarized consolidating financial information for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries is as follows:

	Year Ended December 31, 2003
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
			(in millions)
Sales	$677.1	$183.1	$409.9	$(134.2)	$1,135.9
Cost of sales	464.5	174.7	304.4	(134.2)	809.4

Gross profit	212.6	8.4	105.5	—	326.5
Selling and administrative expenses	132.5	10.4	61.9	—	204.8
Amortization expense	0.6	9.3	4.8	—	14.7
Restructuring and severance costs	7.9	—	5.3	—	13.2

Operating income (loss)	71.6	(11.3)	33.5	—	93.8
Interest expense net	63.1	6.9	0.5	—	70.5
Other expense—net	—	—	1.1	—	1.1

Income (loss) before income taxes	8.5	(18.2)	31.9	—	22.2
Income tax expense	—	—	9.2	—	9.2

Income (loss) before cumulative effect of accounting change	8.5	(18.2)	22.7	—	13.0
Cumulative effect of accounting change—net of tax	—	—	(0.5)	—	(0.5)

Net income (loss)	$8.5	$(18.2)	$22.2	$—	$12.5

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

	December 31, 2003
Balance Sheet Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
			(in millions)
Current assets
Cash and cash equivalents	$21.6	$1.0	$93.0	$—	$115.6
Accounts and notes receivable	61.2	19.9	68.7	—	149.8
Inventories	71.9	33.1	56.7	—	161.7
Deferred income taxes	11.5	—	—	—	11.5
Prepaid expenses and other current assets	4.5	1.4	2.0	—	7.9

Total current assets	170.7	55.4	220.4	—	446.5
Property, plant and equipment—net	382.3	100.8	199.8	—	682.9
Goodwill	243.1	0.9	170.2	—	414.2
Technology intangible assets—net	—	86.7	45.0	—	131.7
Identifiable intangible assets—net	3.1	26.2	11.9	—	41.2
Intercompany receivables	432.3	—	29.6	(461.9)	—
Investment in subsidiaries	476.1	49.1	—	(525.2)	—
Receivable from Parent	1.4	—	—	—	1.4
Other assets	33.1	7.2	1.0	—	41.3

Total assets	$1,742.1	$326.3	$677.9	$(987.1)	$1,759.2

Current liabilities
Accounts payable	$71.6	$13.0	$45.5	$—	$130.1
Accrued expenses	61.5	4.3	7.3	—	73.1
Income taxes payable	—	—	6.7	—	6.7
Current maturities of long-term debt	15.8	—	—	—	15.8

Total current liabilities	148.9	17.3	59.5	—	225.7
Long-term debt	848.3	—	0.3	—	848.6
Postretirement benefits other than pensions	4.4	1.3	—	—	5.7
Accrued pensions	17.2	4.8	9.0	—	31.0
Deferred income taxes	11.5	—	18.1	—	29.6
Accrued environmental	1.2	17.0	—	—	18.2
Intercompany payables	217.4	148.5	96.0	(461.9)	—
Other non-current liabilities	12.2	—	3.2	—	15.4

Total liabilities	1,261.1	188.9	186.1	(461.9)	1,174.2
Stockholder's equity
Paid in capital	498.0	—	—	—	498.0
Capital stock of subsidiaries	—	158.6	366.6	(525.2)	—
Retained earnings (deficit)	(6.8)	(21.2)	38.6	—	10.6
Accumulated other comprehensive loss	(10.2)	—	86.6	—	76.4

Total stockholder's equity	481.0	137.4	491.8	(525.2)	585.0

Total liabilities and stockholder's equity	$1,742.1	$326.3	$677.9	$(987.1)	$1,759.2

	Year Ended December 31, 2003
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
			(in millions)
Net cash provided by operating activities	$54.1	$12.6	$51.1	$—	$117.8
Investing activities:
Purchases of property, plant and equipment	(29.6)	(11.3)	(15.7)	—	(56.6)
Payments made in connection with acquisitions, net of cash acquired	(28.8)	(0.4)	(2.9)	—	(32.1)

Net cash (used) by investing activities	(58.4)	(11.7)	(18.6)	—	(88.7)
Financing activities:
Debt Issuance costs	(1.8)	—	—	—	(1.8)
Decrease in short-term debt	—	—	(0.4)	—	(0.4)

Net cash (used) by financing activities	(1.8)	—	(0.4)	—	(2.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	9.2	—	9.2

Net increase (decrease) in cash and cash equivalents	(6.1)	0.9	41.3	—	36.1
Cash and cash equivalents at beginning of year	27.7	0.1	51.7	—	79.5

Cash and cash equivalents at end of year	$21.6	$1.0	$93.0	$—	$115.6

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

	Year Ended December 31, 2002
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$664.6	$172.9	$340.1	$(108.3)	$1,069.3
Cost of sales	430.0	150.2	254.9	(108.3)	726.8

Gross profit	234.6	22.7	85.2	—	342.5
Selling and administrative expenses	133.5	10.8	57.3	—	201.6
Amortization expense	0.3	9.1	4.5	—	13.9
Restructuring and severance costs	2.5	—	3.6	—	6.1

Operating income	98.3	2.8	19.8	—	120.9
Interest expense (income)—net	68.0	6.7	0.9	—	75.6
Other expense (income)—net	1.6	(0.3)	1.1	—	2.4

Income (loss) before income taxes	28.7	(3.6)	17.8	—	42.9
Income tax expense (benefit)	4.7	(2.5)	6.0	—	8.2

Net income (loss)	$24.0	$(1.1)	$11.8	$—	$34.7

	December 31, 2002
Balance Sheet Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Current assets
Cash and cash equivalents	$27.7	$0.1	$51.7	$—	$79.5
Accounts and notes receivable	58.4	20.0	57.3	—	135.7
Inventories	66.3	30.3	47.5	—	144.1
Deferred income taxes	7.0	—	—	—	7.0
Prepaid expenses and other current assets	4.0	0.9	2.3	—	7.2

Total current assets	163.4	51.3	158.8	—	373.5
Property, plant and equipment—net	399.3	98.2	173.2	—	670.7
Goodwill	246.2	0.5	118.8	—	365.5
Technology intangible assets—net	—	93.8	45.9	—	139.7
Other identifiable intangible assets—net	2.6	28.0	11.8	—	42.4
Intercompany receivables	358.6	0.7	23.8	(383.1)	—
Investment in subsidiaries	430.8	48.9	—	(479.7)	—
Receivable from Parent	1.2	—	—	—	1.2
Other assets	35.0	7.6	0.5	—	43.1

Total assets	$1,637.1	$329.0	$532.8	$(862.8)	$1,636.1

Current liabilities
Short-term bank debt	$—	$0.1	$0.3	$—	$0.4
Accounts payable	62.5	11.8	36.9	—	111.2
Accrued expenses	57.5	5.0	8.1	—	70.6
Income taxes payable	—	—	5.3	—	5.3

Total current liabilities	120.0	16.9	50.6	—	187.5
Long-term debt	846.8	—	0.3	—	847.1
Postretirement benefits other than pensions	4.5	1.3	—	—	5.8
Accrued pensions	22.1	6.2	6.6	—	34.9
Deferred income taxes	7.0	—	18.1	—	25.1
Accrued environmental	1.4	16.8	—	—	18.2
Intercompany payables	151.5	142.6	89.0	(383.1)	—
Other non-current liabilities	15.8	—	2.0	—	17.8

Total liabilities	1,169.1	183.8	166.6	(383.1)	1,136.4
Paid in capital	498.0	—	—	—	498.0
Capital stock of subsidiaries	—	148.2	331.5	(479.7)	—
Retained earnings (deficit)	(15.3)	(3.0)	16.4	—	(1.9)
Accumulated other comprehensive income	(14.7)	—	18.3	—	3.6

Total stockholder's equity	468.0	145.2	366.2	(479.7)	499.7

Total liabilities and stockholder's equity	$1,637.1	$329.0	$532.8	$(862.8)	$1,636.1

	Year Ended December 31, 2002
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by operating activities	$101.0	$8.4	$33.5	$—	$142.9
Investing activities:
Purchases of property, plant and equipment	(31.0)	(8.6)	(12.7)	—	(52.3)
Payments made in connection with acquisitions, net of cash acquired	(27.4)	—	—	—	(27.4)

Net cash (used) by investing activities	(58.4)	(8.6)	(12.7)	—	(79.7)
Financing activities:
Decrease in short-term debt	—	—	(0.2)	—	(0.2)
Repayments of long-term debt	(63.9)	—	—	—	(63.9)
Proceeds from sale of receivables, net	—	—	2.2	—	2.2
Debt issuance costs	(0.6)	—	—	—	(0.6)
Dividend to Parent	(45.0)	—	—	—	(45.0)

Net cash (used) provided by financing activities	(109.5)	—	2.0	—	(107.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.8	—	3.8

Net (decrease) increase in cash and cash equivalents	(66.9)	(0.2)	26.6	—	(40.5)
Cash and cash equivalents at beginning of year	94.6	0.3	25.1	—	120.0

Cash and cash equivalents at end of year	$27.7	$0.1	$51.7	$—	$79.5

	Ten Months Ended December 31, 2001
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$536.4	$150.1	$265.8	$(75.9)	$876.4
Cost of sales	362.8	136.9	204.3	(75.9)	628.1

Gross profit	173.6	13.2	61.5	—	248.3
Selling and administrative expenses	109.7	9.2	41.6	—	160.5
Amortization expense	10.6	7.6	8.3	—	26.5
Restructuring and severance costs	3.1	—	—	—	3.1

Operating income (loss)	50.2	(3.6)	11.6	—	58.2
Interest expense (income)—net	73.4	(1.6)	1.7	—	73.5
Other expense (income)—net	0.1	(0.1)	0.7	—	0.7

Income (loss) before income taxes	(23.3)	(1.9)	9.2	—	(16.0)
Income tax expense	—	—	4.6	—	4.6

Net income (loss)	$(23.3)	$(1.9)	$4.6	$—	$(20.6)

	Ten Months Ended December 31, 2001
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash provided by operating activities	$112.3	$6.6	$35.0	$—	$153.9
Investing activities:
Purchases of property, plant and equipment	(14.8)	(6.3)	(7.4)	—	(28.5)
Proceeds from sale of property and business	0.9	—	—	—	0.9
Payments made in connection with acquisitions; net of cash acquired	(1,191.1)	—	—	—	(1,191.1)

Net cash (used) by investing activities	(1,205.0)	(6.3)	(7.4)	—	(1,218.7)
Financing activities:
Decrease in short-term debt	—	—	(25.8)	—	(25.8)
Proceeds from issuance of long-term debt	910.0	—	—	—	910.0
Repayments of long-term debt	(8.5)	—	—	—	(8.5)
Proceeds from sale of receivables, net	—	—	(1.9)	—	(1.9)
Debt issuance costs	(44.4)	—	—	—	(44.4)
Equity contribution from stockholder	355.0	—	—	—	355.0
Intercompany transfers	(24.8)	—	24.8	—	—

Net cash provided (used) by financing activities	1,187.3	—	(2.9)	—	1,184.4
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Net increase in cash and cash equivalents	94.6	0.3	25.1	—	120.0
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and cash equivalents at end of period	$94.6	$0.3	$25.1	$—	$120.0

Noveon, Inc.
and
BFGoodrich Performance Materials
(The Predecessor Company and a Segment of The BFGoodrich Company)

Notes to Consolidated Financial Statements

	Two Months Ended February 28, 2001
Income Statement Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Sales	$120.2	$26.9	$56.7	$(16.8)	$187.0
Cost of sales	85.6	26.0	42.5	(16.8)	137.3

Gross profit	34.6	0.9	14.2	—	49.7
Selling and administrative expenses	25.0	1.7	8.5	—	35.2
Amortization expense	1.2	2.4	0.4	—	4.0

Operating income (loss)	8.4	(3.2)	5.3	—	10.5
Interest (income) expense—net	(0.3)	(0.7)	0.4	—	(0.6)
Other expense—net	1.0	—	0.5	—	1.5

Income (loss) before income taxes	7.7	(2.5)	4.4	—	9.6
Income tax expense (benefit)	3.0	(0.6)	1.6	—	4.0

Net income (loss)	$4.7	$(1.9)	$2.8	$—	$5.6

	Two Months Ended February 28, 2001
Cash Flow Data	The Company	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
	(in millions)
Net cash (used) by operating activities	$(10.7)	$(10.6)	$(10.3)	$—	$(31.6)
Investing activities:
Purchases of property, plant and equipment	(5.2)	(0.7)	(1.7)	—	(7.6)

Net cash (used) by investing activities	(5.2)	(0.7)	(1.7)	—	(7.6)
Financing activities:
Decrease in short-term debt	—	—	(3.7)	—	(3.7)
Proceeds from sale of receivables, net	—	—	0.5	—	0.5
Transfers from Goodrich	15.9	11.2	13.6	—	40.7

Net cash provided by financing activities	15.9	11.2	10.4	—	37.5

Net decrease in cash and cash equivalents	—	(0.1)	(1.6)	—	(1.7)
Cash and cash equivalents at beginning of period	0.1	0.2	15.4	—	15.7

Cash and cash equivalents at end of period	$0.1	$0.1	$13.8	$—	$14.0

W.    Quarterly Financial Data (Unaudited)

        Summary data relating to the results of operations for each quarter of the years ended December 31, 2003 and 2002 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
2003
Net sales	$282.3	$294.0	$278.8	$280.8
Gross profit	81.8	85.8	79.3	79.6
Restructuring and severance costs	2.0	1.1	0.5	9.6
Operating income	25.8	30.7	25.3	12.0
Income (loss) before cumulative effect of accounting change	5.8	10.7	5.7	(9.2)
Cumulative effect of accounting change—net of tax	(0.5)	—	—	—
Net income (loss)	5.3	10.7	5.7	(9.2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
2002
Net sales	$259.4	$280.9	$273.2	$255.8
Gross profit	82.4	94.6	89.0	76.5
Restructuring and severance costs	0.1	1.7	1.1	3.2
Operating income	29.4	38.3	33.1	20.1
Net income (loss)	8.5	15.8	12.3	(1.9)

Exhibit Index

Exhibit Number	Exhibit Description*
2.1
Agreement for Sale and Purchase of Assets, dated as of November 28, 2001, by and between The B.F. Goodrich Company and PMD Group Inc., filed on May 29, 2001 as Exhibit 2.1 to our Registration Statement on Form S-4 (Commission File No. 333-61812) ("Registration Statement No. 333-61812"), and incorporated herein by reference.+
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
10.4
Advisory Services Agreement, dated as of February 5, 2001, by and between PMD Group Inc. and Credit Suisse First Boston Corporation, filed as Exhibit 10.4 to Registration Statement No. 333-61812, and incorporated herein by reference.+
10.5
Credit Agreement by and among PMD Group Inc., PMD Group Holdings Inc., Bankers Trust Company and Credit Suisse First Boston, dated as of February 28, 2001, filed as Exhibit 10.5 to Registration Statement No. 333-61812, and incorporated herein by reference.+
10.6
First Amendment to Credit Agreement by and among Noveon International, Inc., Noveon, Inc., Deutsche Bank Trust Company Americas, Credit Suisse First Boston and the financial institutions signatory thereto dated as of October 31, 2002, filed as Exhibit 10.6 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.7
Second Amendment to Credit Agreement by and among Noveon International, Inc., Noveon, Inc., Deutsche Bank Trust Company Americas, Credit Suisse First Boston and the financial institutions signatory thereto dated as of July 10, 2003, filed as Exhibit 10.1 to Form 10-Q/A for the quarter ended June 30, 2003, and incorporated herein by reference.

E-1

10.8
Tax Sharing Agreement by and between PMD Group Holdings Inc. and PMD Group Inc., dated as of February 28, 2001, filed as Exhibit 10.6 to Registration Statement No. 333-61812, and incorporated herein by reference.
10.9
Settlement Agreement and Release between Goodrich Corporation and Noveon, Inc. dated June 28, 2002, filed as Exhibit 10.12 to Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
10.10
Employment Agreement, dated March 9, 2001, between PMD Group Holdings Inc., PMD Group Inc., and Steven J. Demetriou, filed as Exhibit 10.8 to Registration Statement No. 333-61812, and incorporated herein by reference.+
10.11
Promissory Note dated November 30, 2001 between Steven J. Demetriou as maker and Noveon Holdings, Inc. as payee, filed as Exhibit 10.13 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.12
Security Agreement dated November 30, 2001 between Steven J. Demetriou as pledgee and Noveon Holdings, Inc. as pledgor, filed as Exhibit 10.14 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.13
Assignment effective as of November 30, 2001 between Noveon Holdings, Inc. as assignor and Noveon, Inc. as assignee, filed as Exhibit 10.15 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.14	Noveon International, Inc. Amended and Restated Stock Option Plan.
10.15
Noveon, Inc. Special Deferred Compensation Plan (First Restatement effective November 1, 2002), filed as Exhibit 10.11 to Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10.16	Noveon, Inc. Management Incentive Plan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference.+
10.17	Employment Agreement, dated January 1, 2003, between Noveon Sales Holland B.V. and K. Verhaar.
14.1	Conflict of Interest, Code of Ethics and Antitrust Law Policies
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP (independent auditors).
24.1	Powers of Attorney (included in the signature pages to this Form 10-K).
31.1	Section 302 Certificate.
31.2	Section 302 Certificate.
32.1	Section 906 Certificate.
32.2	Section 906 Certificate.
99.1	Cautionary Note Regarding Forward-Looking Statements.

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

E-2

QuickLinks

Part I
Part II
  Item 6. Selected Financial Data
Part III
  Item 11. Executive Compensation
Option Grants in Fiscal Year 2003(1)
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
Part IV
Signatures
Power of Attorney
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
Noveon, Inc. Years Ended December 31, 2003, 2002 and Period of Ten Months Ended December 31, 2001 and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Period of Two Months Ended February 28, 2001 Consolidated Financial Statements
Index
Report of Independent Auditors
Report of Independent Auditors
Noveon, Inc. and Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Consolidated Statement of Operations (dollars in millions)
Noveon, Inc. Consolidated Balance Sheet (dollars in millions, except share amounts)
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Consolidated Statement of Cash Flows (dollars in millions)
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Consolidated Statement of Stockholder's Equity and BFGoodrich Investment (dollars in millions)
Noveon, Inc. Years Ended December 31, 2003 and 2002 and Period of Ten Months Ended December 31, 2001 and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Period of Two Months Ended February 28, 2001 Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Noveon, Inc. and BFGoodrich Performance Materials (The Predecessor Company and a Segment of The BFGoodrich Company) Notes to Consolidated Financial Statements
Exhibit Index