Form 10-Q/A
period 2002-06-30
NOVEON INC
filed 2004-03-24
CIK 1138606

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(AMENDMENT NO. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 333-61812

Noveon, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4143915 (IRS Employer Identification No.)
9911 Brecksville Road, Cleveland, OH (Address of principal executive offices)	44141 (Zip Code)

(216) 447-5000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The Registrant has 1 share of Common Stock outstanding as of March 24, 2004.

EXPLANATORY NOTE

        This Form 10-Q/A (Amendment No. 1) is filed solely to include exhibits that were inadvertantly omitted from the Form 10-Q filed by Noveon, Inc. on July 26, 2002 for the quarterly period ending June 30, 2002. Accordingly, the items that are not being amended hereby have been omitted from this filing.

Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

Exhibit Number	Exhibit Description
3.1	Corrected Restated Certificate of Incorporation of Noveon, Inc.*
10.12	Settlement Agreement and Release between Goodrich Corporation and Noveon, Inc. dated June 28, 2002*
31.1	Section 302 Certificate*
31.2	Section 302 Certificate*
32.1	Section 906 Certificate*
32.2	Section 906 Certificate*

*
Filed herewith

(b)
Reports on Form 8-K:

        None

2

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NOVEON, INC.
By:
/s/ STEVEN J. DEMETRIOU Steven J. Demetriou President and Chief Executive Officer
By:
/s/ MICHAEL D. FRIDAY Michael D. Friday Executive Vice President and Chief Financial Officer

Date: March 24, 2004

3

QuickLinks

EXPLANATORY NOTE
Part II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE