Form 10-Q
period 2004-03-31
NOVEON INC
filed 2004-05-14
CIK 1138606

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------


                                NOVEON, INC.
                           ----------------------
           (Exact Name of Registrant as Specified in its Charter)


       Delaware            File No. 333-61812         13-4143915
-------------------  ---------------------------  -----------------------
       (State of        (Commission File Number)     (IRS Employer
    incorporation)                                Identification No.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of May 14, 2004, there is 1 share of registrant's common stock outstanding.

                                NOVEON, INC.

          Index to Form 10-Q for the Quarter Ended March 31, 2004



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Income Statement--Three months
         ended March 31, 2004 and 2003............................3

         Condensed Consolidated Balance Sheet--March 31, 2004 and
         December 31, 2003........................................4

         Condensed Consolidated Statement of Cash Flows--Three
         months ended March 31, 2004 and 2003.....................5

         Notes to Condensed Consolidated Financial Statements.....6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................20

 Item 3. Quantitative and Qualitative Disclosures of Market
         Risk....................................................33

 Item 4. Controls and Procedures.................................35


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K........................36

                                NOVEON, INC.

                  Condensed Consolidated Income Statement
                           (dollars in millions)


                                                     THREE MONTHS
                                                        ENDED
                                                      MARCH 31,
                                                     2004    2003
                                                  ------------------
                                                      (unaudited)

Sales                                               $321.6   $282.3
Cost of sales                                        227.6    200.5
                                                  ------------------

Gross profit                                          94.0     81.8
Selling and administrative expenses                   55.7     50.4
Amortization expense                                   3.8      3.6
Restructuring and severance costs                      2.8      2.0
                                                  ------------------
Operating income                                      31.7     25.8
Interest expense--net                                 17.1     18.0
Gain on sale of assets                                (0.7)     -
Other expense (income)--net                            0.1     (0.1)
                                                  ------------------
Income before income taxes and cumulative effect
  of accounting change                                15.2      7.9
Income tax expense                                     2.9      2.1
                                                  ------------------
Income before cumulative effect of accounting
  change                                              12.3      5.8
Cumulative effect of accounting change--net of tax      -       0.5
                                                  ------------------
Net income                                          $ 12.3   $  5.3
                                                  ==================


See notes to condensed consolidated financial statements.

                                NOVEON, INC.

                    Condensed Consolidated Balance Sheet
                           (dollars in millions)


                                             MARCH 31,  DECEMBER 31,
                                                2004       2003
                                            ------------------------
                                                   (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                      $ 93.6      $115.6
Accounts and notes receivable, net of
  allowances ($7.7 and
  $7.5 at March 31, 2004 and December 31,
  2003, respectively)                           180.9       149.8
Inventories                                     164.7       161.7
Deferred income taxes                            11.5        11.5
Prepaid expenses and other current assets        12.2         7.9
                                            ------------------------
TOTAL CURRENT ASSETS                            462.9       446.5

Property, plant and equipment--net              671.7       682.9
Goodwill                                        420.7       414.2
Identifiable intangible assets--net             170.2       172.9
Receivable from Parent                            1.4         1.4
Other assets                                     40.4        41.3
                                            ------------------------
TOTAL ASSETS                                 $1,767.3    $1,759.2
                                            ========================

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable                               $134.2      $130.1
Accrued expenses                                 63.1        73.1
Income taxes payable                              8.8         6.7
Current maturities of long-term debt             16.2        15.8
                                            ------------------------
TOTAL CURRENT LIABILITIES                       222.3       225.7

Long-term debt                                  853.8       848.6
Postretirement benefits other than pensions       5.8         5.7
Accrued pensions                                 32.5        31.0
Deferred income taxes                            29.6        29.6
Accrued environmental                            18.6        18.2
Other non-current liabilities                    14.5        15.4

STOCKHOLDER'S EQUITY
Common stock                                      -           -
Paid in capital                                 498.0       498.0
Retained earnings                                22.9        10.6
Accumulated other comprehensive income           69.3        76.4
                                            ------------------------
TOTAL STOCKHOLDER'S EQUITY                      590.2       585.0
                                            ------------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $1,767.3    $1,759.2
                                            ========================

See notes to condensed consolidated financial statements.

                                NOVEON, INC.

               Condensed Consolidated Statement of Cash Flows
                           (dollars in millions)


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                               2004        2003
                                            ------------------------
                                                  (unaudited)
OPERATING ACTIVITIES
Net income                                    $ 12.3      $  5.3
Adjustments to reconcile net income to net
  cash (used) provided by operating
  activities:
   Depreciation and amortization                23.6        21.8
   Deferred income taxes                          -         (0.1)
   Gain on sale of assets                       (0.7)         -
   Debt issuance cost amortization in
    interest expense                             1.3         1.4
   Cumulative effect of accounting
    change--net of tax                            -          0.5
   Change in operating assets and
    liabilities, net of effects
    of acquisitions of businesses              (41.2)      (28.6)
                                           ------------------------
NET CASH (USED) PROVIDED BY OPERATING
ACTIVITIES                                      (4.7)        0.3

INVESTING ACTIVITIES
Purchases of property, plant and equipment     (11.8)      (16.5)
Payments made in connection with
  acquisitions, net of cash acquired           (13.3)      (10.7)
Proceeds from sale of assets                     0.8          -
                                           ------------------------
NET CASH (USED) BY INVESTING ACTIVITIES        (24.3)      (27.2)

FINANCING ACTIVITIES
Net proceeds from borrowings on revolving
  credit facility                               13.3        18.5
Payments on long-term borrowings                (4.8)         -
Decrease in short-term debt                       -         (0.3)
                                           ------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        8.5        18.2

Effect of exchange rate changes on cash
and cash equivalents                            (1.5)       (0.1)
                                           ------------------------
Net decrease in cash and cash equivalents      (22.0)       (8.8)
Cash and cash equivalents at beginning of
period                                         115.6        79.5
                                           ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 93.6      $ 70.7
                                           ========================


See notes to condensed consolidated financial statements.

                                NOVEON, INC.

            Period of Three Months Ended March 31, 2004 and 2003

      Notes to Condensed Consolidated Financial Statements (unaudited)


A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Earnings per share data are not presented because the common stock of Noveon, Inc. (the "Company") is not publicly traded and the Company is a wholly owned subsidiary of Noveon International, Inc. ("International" or "Parent").

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

B. ACQUISITIONS

In January 2004, the Company purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations for the Consumer Specialties segment. Final determinations of the fair value of certain assets and liabilities are in process. Accordingly, the preliminary purchase price allocations are subject to revision. The aggregate purchase price of $13.3 million paid for this acquisition was allocated to the assets acquired and liabilities assumed and resulted in goodwill of $11.2 million.

C. NEW ACCOUNTING STANDARDS

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

C. NEW ACCOUNTING STANDARDS (CONTINUED)

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

D. INVENTORIES

The components of inventory consist of the following:

                                           MARCH 31,   DECEMBER 31,
                                              2004         2003
                                           ------------------------
                                               (IN MILLIONS)

   Finished products                          $ 119.7    $ 120.8
   Work in process                                3.4        5.0
   Raw materials                                 41.6       35.9
                                           ------------------------
                                              $ 164.7    $ 161.7
                                           ========================

At March 31, 2004 and December 31, 2003, LIFO inventory approximated first-in, first-out (FIFO) cost.

E. ASSET RETIREMENT OBLIGATIONS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," that requires the fair value of the liability for closure and removal costs associated with the resulting legal obligations upon retirement or removal of any tangible long-lived assets be recognized in the period in which it is incurred. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. The Company adopted this statement effective January 1, 2003. Under the new standard, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable

                                NOVEON, INC.

E. ASSET RETIREMENT OBLIGATIONS (CONTINUED)

estimate of a fair value can be determined. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of this change in accounting principle resulted in a charge of $0.5 million (net of income taxes of $0.2 million) in the first quarter of 2003. The pro forma effects as if the Company had adopted SFAS No. 143 on January 1, 2003 are not material to the results of operations.

F. INCOME TAXES

The Company's operations are included in the consolidated income tax returns filed by International. The provision for income taxes is calculated in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

For the three months ended March 31, 2004 and, to a lesser extent, for the three months ended March 31, 2003, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of the reversal of tax valuation allowances previously recorded for the Company's domestic operations and certain income tax credits. The decreases in the effective tax rate from the federal statutory rate were partially offset by higher tax valuation allowance amounts associated with losses incurred by the Company's foreign businesses, the impact of foreign operations and other nondeductible business operating expenses.

As of March 31, 2004, management has determined that it is uncertain that future taxable income of the Company will be sufficient to recognize certain of these net deferred tax assets. As a result, under the provisions of SFAS No. 109, a valuation allowance of $49.4 million has been recorded at March 31, 2004. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill. For the three months ended March 31, 2004, a reduction of the valuation allowance of $0.7 million has been allocated to goodwill.

In determining the adequacy of the $49.4 million valuation allowance, management assessed the Company's profitability taking into account cumulative and anticipated amounts of domestic and international earnings as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. The Company will maintain the tax valuation allowances for the balance of deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

                                NOVEON, INC.

G. SEGMENT INFORMATION

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

The following tables summarize business segment information:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    2004     %      2003     %
                                  --------------------------------
                                      (DOLLARS IN MILLIONS)
   Sales
     Consumer Specialties           $ 95.4  29.7%  $ 82.9    29.4%
     Specialty Materials             126.2  39.2    104.7    37.1
     Performance Coatings            100.0  31.1     94.7    33.5
                                  --------------------------------
   Total sales                      $321.6 100.0%  $282.3   100.0%
                                  ================================
   Gross profit
     Consumer Specialties           $ 27.1  28.4%  $ 22.4    27.0%
     Specialty Materials              42.7  33.8     36.5    34.9
     Performance Coatings             24.2  24.2     22.9    24.2
                                  ---------      -----------
   Total gross profit               $ 94.0  29.2%  $ 81.8    29.0%
                                  =========      ===========
   Operating income
     Consumer Specialties           $ 14.2  14.9%  $ 11.7    14.1%
     Specialty Materials              23.7  18.8     20.5    19.6
     Performance Coatings             11.9  11.9     11.2    11.8
                                  ---------      -----------
      Total segment
      operating income              $ 49.8  15.5%  $ 43.4    15.4%
     Corporate costs                 (15.3) (4.8)   (15.6)   (5.6)
     Restructuring and
      severance costs                 (2.8) (0.9)    (2.0)   (0.7)
                                  --------------------------------
   Total operating income           $ 31.7   9.8%  $ 25.8     9.1%
                                  ================================

H. COMPREHENSIVE INCOME

Total comprehensive income consists of the following:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                            2004      2003
                                          ---------------------
                                             (IN MILLIONS)

Net income                                  $ 12.3    $  5.3
Net change related to cash flow hedges         0.6        -
Cumulative translation adjustment             (7.7)      0.2
                                          ---------------------
Total comprehensive income                  $  5.2    $  5.5
                                          =====================

                                NOVEON, INC.

I. STOCK-BASED COMPENSATION

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

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                            2004      2003
                                          ---------------------
                                             (IN MILLIONS)

Net income as reported                      $ 12.3    $  5.3
Deduct: total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related
  tax effects                                 (0.7)     (0.7)
                                          ---------------------
Pro forma net income                        $ 11.6    $  4.6
                                          =====================

The effects of applying SFAS No. 123 may not be representative of the effects on reportable net income in future years.

J. RESTRUCTURING AND SEVERANCE COSTS

In 2003, the Company announced the relocation of the Sancure(R) polyurethane dispersions line, part of the Company's Performance Coatings segment, to its Avon Lake, Ohio facility and the closing of the Leominster, Massachusetts facility. Production is expected to be completely shifted to the Avon Lake site by the end of 2004. In conjunction with the announced closing of the Leominster facility, the Company performed an evaluation of the ongoing value of the long-lived assets at that facility. The Company determined that the long-lived assets were impaired and no longer recoverable. As a result, the long-lived asset carrying value was written down to its estimated fair value of $1.4 million, which was determined by an independent appraisal, and an impairment charge of $5.7 million was recorded. Additionally, in 2003, in order to increase efficiency and productivity and to reduce costs, the Company reduced headcount at various administrative and manufacturing facilities.

Through these restructuring efforts, we planned to eliminate approximately 80 positions across all segments. Approximately 70% of the affected employees have left their positions as of March 31, 2004. In conjunction with these restructuring plans, we recorded severance costs of $6.6 million pursuant to our existing severance plan. As of March 31, 2004, $2.4 million remains accrued related to these restructurings with substantially all of the remaining costs anticipated to be paid by the end of 2004.

                                NOVEON, INC.

J. RESTRUCTURING AND SEVERANCE COSTS (CONTINUED)

During 2002, the Company consolidated its static control manufacturing facilities into its Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, the Company incurred personnel-related charges as well as closure costs related to this leased facility.

In June 2001, in order to increase efficiency and productivity, reduce costs and support the Company's global growth strategy, the Company reduced headcount at facilities throughout its global operations, restructured its colorants business in Cincinnati, Ohio, and discontinued its flush pigments and colorformers product lines. Through these restructuring efforts, the Company planned to eliminate approximately 440 positions. All of the affected employees have left their positions as of March 31, 2004 and the remaining personnel-related costs are anticipated to be paid by 2007. In the first quarter of 2004, the Company recorded $2.4 million of restructuring and severance costs in conjunction with this restructuring plan, which consisted of expenses related to the buy-out of a foreign pension plan associated with a closed facility as mandated by a change in local employment laws. The restructuring accrual is summarized below:

                            BALANCE                          BALANCE
                           JANUARY 1,                        MARCH 31,
                             2004     PROVISION   ACTIVITY     2004
                           ---------  ---------  ---------  ---------
PERSONNEL-RELATED COSTS                (IN MILLIONS)
2003 Restructurings........ $  2.7    $  0.4      $ (0.7)    $  2.4
2001 Restructurings.......     1.3       2.4        (0.2)       3.5
FACILITY CLOSURE COSTS
2002 Restructurings........    0.1       -           -          0.1
2001 Restructurings........    0.3       -          (0.1)       0.2
                           ---------  ---------  ---------  ---------
                            $  4.4    $  2.8      $ (1.0)    $  6.2
                           =========  =========  =========  =========

K. PENSIONS AND POSTRETIREMENT BENEFITS

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 consists of the following:

                            UNITED                    UNITED
                            STATES      EUROPEAN      STATES
                            PENSION      PENSION      OTHER
                           BENEFITS     BENEFITS     BENEFITS
                          --------------------------------------
                               THREE MONTHS ENDED MARCH 31
                            2004  2003   2004  2003   2004  2003
                          ------------ ------------- -----------
                                      (IN MILLIONS)
Components of net
  periodic benefit cost:
  Service cost............  $1.0  $0.9   $0.5  $0.4   $-    $-
  Interest cost...........   0.8   0.7    0.3   0.3    0.1   0.1
  Expected return on plan
  assets..................  (0.2) (0.2)  (0.1) (0.2)   -     -
  Amortization of prior
  service cost............   0.1   -      -     -      -     -
                          ------------ ------------- -----------
Total net periodic
  benefit cost............  $1.7  $1.4   $0.7  $0.5   $0.1  $0.1
                          ============ ============= ===========

                                NOVEON, INC.

K. PENSIONS AND POSTRETIREMENT BENEFITS (continued)

Medicare Prescription Drug Act

In March 2004, the FASB issued Financial Staff Position ("FSP") No. 106-b "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003." FSP 106-b addresses the accounting and disclosure implications that are required as a result of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"). The Act introduced a prescription drug benefit under Medicare (Medicare
Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is a least actuarially equivalent to Medicare Part D. Under FSP No. 106-b, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the Act. The adoption of this FSP could require the Company to change previously reported information.

L. CONTINGENCIES

The Company has numerous purchase commitments for materials, supplies and energy in the ordinary course of business. The Company has numerous sales commitments for product supply contracts in the ordinary course of business.

GENERAL. There are pending or threatened claims, lawsuits and administrative proceedings against the Company or its subsidiaries, all arising from the ordinary course of business with respect to commercial, product liability and environmental matters, which seek remedies or damages. The Company believes that any liability that may finally be determined with respect to commercial and product liability claims should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. From time to time, the Company is also involved in legal proceedings as a plaintiff involving contract, patent protection, environmental and other matters. Gain contingencies, if any, are recognized when they are realized.

ENVIRONMENTAL. The Company and its subsidiaries are generators of both hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various laws and governmental regulations. Although the Company believes past operations were in substantial compliance with the then-applicable regulations, either the Company or the Performance Materials Segment of Goodrich have been designated as a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency ("EPA"), or similar state agencies, in connection with several disposal sites. These laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several

                                NOVEON, INC.

L. CONTINGENCIES (CONTINUED)

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

Goodrich provided the Company with an indemnity for various environmental liabilities. The Company estimates Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be about $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying the Company for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. The Company's March 31, 2004 balance sheet includes liabilities, measured on an undiscounted basis, of $19.4 million to cover future environmental expenditures either payable by the Company or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.6 million and other non-current assets include $6.7 million reflecting the recovery due from Goodrich.

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

                                NOVEON, INC.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

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


                          THREE MONTHS ENDED MARCH 31, 2004
                   --------------------------------------------------------
                             COMBINED      COMBINED
INCOME STATEMENT     THE     GUARANTOR   NON-GUARANTOR
DATA               COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   TOTAL
---------------------------------------------------------------------------
                                       (IN MILLIONS)

Sales               $181.1   $  51.3      $ 118.5       $ (29.3)      $321.6
Cost of sales        120.5      47.4         89.0         (29.3)       227.6
                   ---------------------------------------------------------
Gross profit          60.6       3.9         29.5           -           94.0
Selling and
  administrative
  expenses            35.7       3.5         16.5           -           55.7
Amortization
  expense              0.1       2.4          1.3           -            3.8
Restructuring and
  severance costs      0.1       -            2.7           -            2.8
                   ---------------------------------------------------------
Operating income
  (loss)              24.7      (2.0)         9.0           -           31.7
Interest
  expense--net        15.3       1.7          0.1           -           17.1
Gain on sale of
  assets              (0.7)      -            -             -           (0.7)
Other expense--net      -        -            0.1           -            0.1
                   ---------------------------------------------------------
Income (loss)
  before income
  taxes               10.1      (3.7)         8.8           -           15.2
Income tax
  expense
  (benefit)            2.3      (1.6)         2.2           -            2.9
                   ---------------------------------------------------------
Net income (loss)   $  7.8   $  (2.1)     $   6.6       $   -         $ 12.3
                   =========================================================

                                NOVEON, INC.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                        MARCH 31, 2004
                         ----------------------------------------------------
                                   COMBINED     COMBINED
BALANCE SHEET              THE    GUARANTOR   NON-GUARANTOR
DATA                     COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS TOTAL
-----------------------------------------------------------------------------
                                         (IN MILLIONS)
CURRENT ASSETS
Cash and cash
 equivalents             $   6.9   $  1.0       $ 85.7       $ -      $  93.6
Accounts and notes
 receivable                 77.2     25.6         78.1         -        180.9
Inventories                 73.4     36.5         54.8         -        164.7
Deferred income taxes       11.5      -            -           -         11.5
Prepaid expenses and
  other current assets       8.0      1.3          2.9         -         12.2
                         ----------------------------------------------------
TOTAL CURRENT ASSETS       177.0     64.4        221.5         -        462.9

Property, plant and
 equipment-net             380.0     99.6        192.1         -        671.7
Goodwill                   242.4     11.9        166.4         -        420.7
Identifiable
 intangible assets-net       3.0    111.5         55.7         -        170.2
Intercompany
  receivables              456.8      -           34.3      (491.1)       -
Investment in
  subsidiaries             481.9     49.1          -        (531.0)       -
Receivable from Parent       1.4      -            -           -          1.4
Other assets                32.3      7.1          1.0         -         40.4
                         ----------------------------------------------------
TOTAL ASSETS            $1,774.8   $343.6       $671.0   $(1,022.1)  $1,767.3
                        =====================================================

CURRENT LIABILITIES
Accounts payable        $   78.9   $ 13.9       $ 41.4   $     -       $134.2
Accrued expenses            49.0      4.4          9.7         -         63.1
Income taxes payable         -        -            8.8         -          8.8
Current maturities of
  debt                      16.2      -            -           -         16.2
                        -----------------------------------------------------
TOTAL CURRENT
  LIABILITIES              144.1     18.3         59.9         -        222.3

Long-term debt             853.5      -            0.3         -        853.8
Postretirement
  benefits other
  than pensions              4.6      1.2          -           -          5.8
Accrued pensions            18.6      4.9          9.0         -         32.5
Deferred income taxes       11.5      -           18.1         -         29.6
Accrued environmental        1.2     17.4          -           -         18.6
Intercompany payables      240.0    160.3         90.8      (491.1)       -
Other non-current
  liabilities               11.9      -            2.6         -         14.5
                        -----------------------------------------------------
TOTAL LIABILITIES        1,285.4    202.1        180.7      (491.1)   1,177.1

STOCKHOLDER'S EQUITY
Common stock                 -      164.8        366.2      (531.0)       -
Paid in capital            498.0      -            -           -        498.0
Retained earnings
  (deficit)                  1.0    (23.3)        45.2         -         22.9
Accumulated other
  comprehensive
  income (loss)             (9.6)     -           78.9         -         69.3
                        -----------------------------------------------------
TOTAL STOCKHOLDER'S
  EQUITY                   489.4    141.5        490.3      (531.0)     590.2
                        -----------------------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY  $1,774.8   $343.6       $671.0   $(1,022.1)  $1,767.3
                        =====================================================

                                NOVEON, INC.

 Notes to Condensed Consolidated Financial Statements (unaudited)(continued)


M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                       THREE MONTHS ENDED MARCH 31, 2004
                           -------------------------------------------------------
                                    COMBINED      COMBINED
                              THE   GUARANTOR   NON-GUARANTOR
CASH FLOW DATA             COMPANY SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS TOTAL
----------------------------------------------------------------------------------
                                             (IN MILLIONS)
Net cash (used) provided
  by operating activities  $ (4.2) $  0.7       $  (1.2)        $  -      $  (4.7)
Investing activities:
  Purchases of property,
   plant and equipment       (8.9)   (0.7)         (2.2)           -        (11.8)
  Payments made in
   connection with
   acquisitions, net of
   cash acquired            (13.3)    -             -              -        (13.3)
  Proceeds from sale of
   assets                     0.8     -             -              -          0.8
                           -------------------------------------------------------
Net cash (used) by
  investing activities      (21.4)   (0.7)         (2.2)           -        (24.3)
Financing activities:
  Net proceeds from
   borrowings on revolving
   credit facility           13.3     -             -              -         13.3
  Payments on long-term
   borrowings                (2.4)    -            (2.4)           -         (4.8)
                           -------------------------------------------------------
Net cash (used) provided by
  financing activities       10.9     -            (2.4)           -          8.5
Effect of exchange rate
  changes on cash and
  cash equivalents            -       -            (1.5)           -         (1.5)
                           -------------------------------------------------------
Net decrease in cash
  and cash equivalents      (14.7)    -            (7.3)           -        (22.0)
Cash and cash equivalents
  at beginning of period     21.6     1.0          93.0            -        115.6
                           -------------------------------------------------------
Cash and cash equivalents
  at end of period         $  6.9  $  1.0       $  85.7         $  -      $  93.6
                           =======================================================


                                NOVEON, INC.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                      THREE MONTHS ENDED MARCH 31, 2003
                              -------------------------------------------------------
                                        COMBINED     COMBINED
                                 THE   GUARANTOR   NON-GUARANTOR
INCOME STATEMENT DATA         COMPANY SUBSIDIARIES SUBSIDIARIES   ELIMINATIONS  TOTAL
-------------------------------------------------------------------------------------
                                                 (IN MILLIONS)
Sales                          $166.7   $  47.5      $  97.5       $ (29.4)   $282.3
Cost of sales                   112.2      44.8         72.9         (29.4)    200.5
                               -----------------------------------------------------
Gross profit                     54.5       2.7         24.6           -        81.8
Selling and administrative
  expenses                       32.7       2.5         15.2           -        50.4
Amortization expense              0.1       2.3          1.2           -         3.6
Restructuring and severance
  costs                           1.6       -            0.4           -         2.0
                               -----------------------------------------------------
Operating income (loss)          20.1      (2.1)         7.8           -        25.8
Interest expense--net            16.1       1.7          0.2           -        18.0
Other (income) expense--net      (0.2)     (0.2)         0.3           -        (0.1)
                               -----------------------------------------------------
Income (loss) before income
  taxes and cumulative effect
  of accounting change            4.2      (3.6)         7.3           -         7.9
Income tax expense (benefit)       -       (0.2)         2.3           -         2.1
                               -----------------------------------------------------
Income (loss) before cumulative
  effect of accounting change     4.2      (3.4)         5.0           -         5.8
Cumulative effect of accounting
  change--net of tax               -         -           0.5           -         0.5
                               -----------------------------------------------------
Net income (loss)              $  4.2   $  (3.4)     $   4.5       $   -      $  5.3
                               =====================================================


                                NOVEON, INC.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                            DECEMBER 31, 2003
                          -----------------------------------------------------
                                    COMBINED     COMBINED
BALANCE SHEET               THE    GUARANTOR   NON-GUARANTOR
DATA                      COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS  TOTAL
-------------------------------------------------------------------------------
                                      (IN MILLIONS)
CURRENT ASSETS
 Cash and cash
  equivalents            $  21.6   $  1.0         $ 93.0      $  -       $115.6
 Accounts and notes
  receivable                61.2     19.9           68.7         -        149.8
 Inventories                71.9     33.1           56.7         -        161.7
 Deferred income
  taxes                     11.5      -              -           -         11.5
 Prepaid expenses
  and other current
  assets                     4.5      1.4            2.0         -          7.9
                        --------------------------------------------------------
TOTAL CURRENT ASSETS       170.7     55.4          220.4         -        446.5

Property, plant and
  equipment--net           382.3    100.8          199.8         -        682.9
Goodwill                   243.1      0.9          170.2         -        414.2
Identifiable
  intangible assets--
  net                        3.1    112.9           56.9         -        172.9
Intercompany
  receivables              432.3      -             29.6      (461.9)       -
Investment in
  subsidiaries             476.1     49.1            -        (525.2)       -
Receivable from
  Parent                     1.4      -              -           -          1.4
Other assets                33.1      7.2            1.0         -         41.3
                        --------------------------------------------------------
TOTAL ASSETS            $1,742.1   $326.3         $677.9     $(987.1)  $1,759.2
                        ========================================================

CURRENT LIABILITIES
 Accounts payable        $  71.6   $ 13.0        $ 45.5      $  -       $130.1
 Accrued expenses           61.5      4.3           7.3         -         73.1
 Income taxes
  payable                    -        -             6.7         -          6.7
Current maturities
  of long-term debt         15.8      -             -           -         15.8
                        -------------------------------------------------------
TOTAL CURRENT
  LIABILITIES              148.9     17.3          59.5         -        225.7

Long-term debt             848.3      -             0.3         -        848.6
Postretirement
  benefits other than
  pensions                   4.4      1.3           -           -          5.7
Accrued pensions            17.2      4.8           9.0         -         31.0
Deferred income
  taxes                     11.5      -            18.1         -         29.6
Accrued
  environmental              1.2     17.0           -           -         18.2
Intercompany
  payables                 217.4    148.5          96.0      (461.9)       -
Other non-current
  liabilities               12.2      -             3.2         -         15.4
                        -------------------------------------------------------
TOTAL LIABILITIES        1,261.1    188.9         186.1      (461.9)   1,174.2

STOCKHOLDER'S EQUITY
Common stock                 -      158.6         366.6      (525.2)       -
Paid in capital            498.0      -             -           -        498.0
Retained (deficit)
  earnings                  (6.8)   (21.2)         38.6         -         10.6
Accumulated other
  comprehensive
  income (loss)            (10.2)     -            86.6         -         76.4
                        -------------------------------------------------------
TOTAL STOCKHOLDER'S
  EQUITY                   481.0    137.4         491.8      (525.2)     585.0
                        -------------------------------------------------------
TOTAL LIABILITIES
  AND
  STOCKHOLDER'S
  EQUITY                $1,742.1   $326.3        $677.9     $(987.1)  $1,759.2
                        =======================================================

                                NOVEON, INC.

M. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION (CONTINUED)

                                      THREE MONTHS ENDED MARCH 31, 2003
                           -----------------------------------------------------
                                     COMBINED    COMBINED
                              THE   GUARANTOR  NON-GUARANTOR
CASH FLOW DATA             COMPANY SUBSIDIARIES SUBSIDIARIES ELIMINATIONS  TOTAL
--------------------------------------------------------------------------------
                                      (IN MILLIONS)
Net cash provided (used)
  by operating activities  $(19.5)   $  5.5       $ 14.3       $  -      $  0.3
Investing activities:
  Purchases of property,
   plant and equipment       (7.1)     (5.0)        (4.4)         -       (16.5)
  Payments made in
   connection with
   acquisitions, net of
   cash acquired            (10.4)      -           (0.3)         -       (10.7)
                          -----------------------------------------------------
Net cash (used) by
  investing activities      (17.5)     (5.0)        (4.7)         -       (27.2)
Financing activities:
  Net proceeds from
   borrowings on
   revolving credit
   facility                  18.5       -            -            -        18.5
  Decrease in short-term
   debt                       -         -           (0.3)         -        (0.3)
                          -----------------------------------------------------
Net cash provided (used)
  by financing activities    18.5       -           (0.3)         -        18.2
Effect of exchange rate
  changes on cash and cash
  equivalents                 -         -           (0.1)         -        (0.1)
                          -----------------------------------------------------
Net (decrease) increase
  in cash and cash
  equivalents               (18.5)      0.5          9.2          -        (8.8)
Cash and cash equivalents
  at beginning of period     27.7       0.1         51.7          -        79.5
                          -----------------------------------------------------
Cash and cash equivalents
  at end of period         $  9.2    $  0.6       $ 60.9       $  -      $ 70.7
                          =====================================================

N. SUBSEQUENT EVENT

In April 2004, The Lubrizol Corporation ("Lubrizol") signed a definitive agreement to purchase the Company's Parent, Noveon International, Inc., in a transaction valued at approximately $1.84 billion, which will include a cash payment for equity and the assumption of the Company's debt. The acquisition, which has been approved by the board of directors of both companies, is subject to regulatory approval and is expected to close by June 30, 2004. Following the close of the transaction, the Company's Parent will be merged into a wholly owned subsidiary of Lubrizol.

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

EXECUTIVE OVERVIEW

We are a leading global producer and marketer of technologically advanced specialty materials and chemicals. Our products and services enhance the value of customers' end-products by improving performance, providing essential product attributes, lowering cost, simplifying processing or making them more environmentally friendly. We derive our revenues from the sale of our manufactured specialty chemicals and materials, with approximately 59% of our sales from the United States, 21% of our sales from Europe and 20% of our sales from the rest of the world in 2003.

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

Our cost base is most affected by changes in feedstock prices, which are driven by crude oil and natural gas prices and supply and demand characteristics in our various feedstock-related markets. For the three months ended March 31, 2004, our raw material costs represented 42% of sales as compared to 43% for the three months ended March 31, 2003. Our most significant raw materials include toluene, ethyl and butyl acrylate, glacial acrylic acid, chlorine, MDI, PTMEG, aniline, acetone, PVC and styrene, although we do purchase approximately 1,500 other materials. Raw materials tend to be specific to a particular product line, which can result in significant fluctuations in results from product line to product line. Other components of our costs include base manufacturing costs, selling, research and development and administrative expenses.

We focus significant efforts on productivity initiatives with the goal of lowering our overall cost structure. Productivity initiatives include automation of processes, which have led to reduced production cycle times, increased capacity and output, reductions in overall costs per pounds produced, raw material usage efficiencies and the elimination of non-value added processes. In addition, we have lowered our manufacturing and corporate headcount. Since 2001, our annual savings from these productivity initiatives have averaged between $15.0 million and $20.0 million, and we expect to generate similar savings in 2004 as we continue to seek potential opportunities to streamline, rationalize and consolidate our processes and operations.

We are incurring higher sales, marketing and research and development costs as we continue to add resources targeted at increasing the rate of new product development and expand the use of our existing products on a global basis.

We are also impacted by currency fluctuations. The depreciation of the U.S. dollar versus the euro benefited our results in the first quarter of 2004 as compared to the same period in the prior year. In 2003, we generated approximately 31% of our sales in foreign currencies and we incurred approximately 28% of our costs in foreign currencies. We have attempted to mitigate the impact of currency fluctuations by manufacturing products in the countries in which the products are sold and offsetting our asset exposure with local currency borrowings. Our hedging program is limited to protecting known future cash flows due primarily from customers and suppliers who pay or require payment in foreign currency.

SUBSEQUENT EVENT

In April 2004, The Lubrizol Corporation ("Lubrizol") signed a definitive agreement to purchase our Parent, Noveon International, Inc., in a transaction valued at approximately $1.84 billion, which will include a cash payment for equity and the assumption of our debt. The acquisition, which has been approved by the board of directors of both companies, is subject to a regulatory approval and is expected to close by June 30, 2004. Following the close of the transaction, our Parent will be merged into a wholly owned subsidiary of Lubrizol.

RESTRUCTURING AND OTHER MATTERS

In 2003, we announced the relocation of the Sancure(R) polyurethane dispersions line, part of our Performance Coatings segment, to our Avon Lake, Ohio facility and the closing of the Leominster, Massachusetts facility. Production is expected to be completely shifted to the Avon Lake site by the end of 2004. In conjunction with the announced closing of the Leominster facility, we performed an evaluation of the ongoing value of the long-lived assets at that facility. We determined that the long-lived assets were impaired and no longer recoverable. As a result, the long-lived asset carrying value was written down to its estimated fair value of $1.4 million, which was determined by an independent appraisal, and an impairment charge of $5.7 million was recorded. Additionally, in 2003, in order to increase efficiency and productivity and to reduce costs, we reduced headcount at various administrative and manufacturing facilities.

Through these restructuring efforts, we planned to eliminate approximately 80 positions across all segments. Approximately 70% of the affected employees have left their positions as of March 31, 2004. In conjunction with these restructuring plans, we recorded severance costs of $6.6 million pursuant to our existing severance plan. As of March 31, 2004, $2.4 million remains accrued related to these restructurings with substantially all of the remaining costs anticipated to be paid by the end of 2004.

During 2002, we consolidated our static control manufacturing facilities into our Malaysia facility and closed the Twinsburg, Ohio leased facility in order to improve productivity in the electronics industry-related product lines. In conjunction with this consolidation, we incurred personnel-related charges as well as closure costs related to this leased facility.

In June 2001, in order to increase efficiency and productivity, reduce costs and support our global growth strategy, we reduced headcount at facilities throughout our global operations, restructured our colorants business in Cincinnati, Ohio, and discontinued our flush pigments and colorformers product lines. Through these restructuring efforts, we planned to eliminate approximately 440 positions. All of the affected employees have left their positions as of March 31, 2004 and the remaining personnel-related costs are anticipated to be paid by 2007. In the first quarter of 2004, we recorded $2.4 million of restructuring and severance costs in conjunction with this restructuring plan, which consisted primarily of personnel-related costs.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

TOTAL COMPANY ANALYSIS

SALES. Sales increased $39.3 million, or 13.9%, to $321.6 million for the three months ended March 31, 2004 from $282.3 million for the three months ended March 31, 2003. The increase in sales was attributable to higher volumes of approximately 7% led by our Estane(R) TPU, personal care, pharmaceutical and TempRite(R) CPVC product lines, the strength of the euro, incremental sales of $8.8 million associated with acquisitions and improved selling prices.

COST OF SALES. Cost of sales as a percentage of sales of 70.8% for the three months ended March 31, 2004 was comparable to 71.0% for the three months ended March 31, 2003.

GROSS PROFIT. Gross profit increased $12.2 million, or 14.9%, to $94.0 million for the three months ended March 31, 2004 from $81.8 million for the three months ended March 31, 2003. The increase in gross profit was primarily driven by higher volumes in our Estane(R) TPU, personal care, pharmaceutical and TempRite(R) CPVC product lines, reduced manufacturing costs related to ongoing productivity initiatives and improved selling prices, offset slightly by higher raw material and utility costs across each segment. As a percentage of sales, gross profit of 29.2% for the three months ended March 31, 2004 was comparable to gross profit of 29.0% for the three months ended March 31, 2003.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased $5.3 million, or 10.5%, to $55.7 million for the three months ended March 31, 2004 from $50.4 million for the three months ended March 31, 2003. The increase in selling and administrative expenses was primarily related to higher spending in sales, marketing and research and development as we continue to add growth resources to these areas and the impact of the stronger euro. Selling and administrative expenses as a percentage of sales declined to 17.3% for the three months ended March 31, 2004 from 17.9% for the three months ended March 31, 2003.

AMORTIZATION EXPENSE. Amortization expense totaled $3.8 million for the three months ended March 31, 2004 and was comparable to $3.6 million for the three months ended March 31, 2003.

RESTRUCTURING AND SEVERANCE COSTS. Restructuring and severance costs increased $0.8 million to $2.8 million for the three months ended March 31, 2004 from $2.0 million for the three months ended March 31, 2003. The majority of these expenses related to the buy-out of a foreign pension plan associated with a closed facility as mandated by a change in local employment laws.

OPERATING INCOME. Operating income increased by $5.9 million, or 22.9%, to $31.7 million for the three months ended March 31, 2004 from $25.8 million for the three months ended March 31, 2003. The increase in operating income was primarily attributable to higher volumes in our Estane(R) TPU, personal care, pharmaceutical and TempRite(R) CPVC product lines, reduced manufacturing costs related to ongoing productivity initiatives and improved selling prices, offset slightly by increased selling and administrative expenses primarily associated with higher spending in sales, marketing and research and development, higher raw material and utility costs across each segment and increased restructuring and severance costs.

INTEREST EXPENSE--NET. Interest expense was $17.1 million for the three months ended March 31, 2004 and $18.0 million for the three months ended March 31, 2003. The decrease in interest expense was attributable to lower interest rates and the impact of debt reductions.

GAIN ON SALE OF ASSETS. Gain on the sale of assets was $0.7 million for the three months ended March 31, 2004 and related primarily to assets associated with a product line at our Leominster, Massachusetts facility.

INCOME TAX EXPENSE. Income tax expense was $2.9 million for the three months ended March 31, 2004 compared to $2.1 million for the three months ended March 31, 2004. The income tax expense for the three months ended March 31, 2004 and 2003 was primarily associated with our international operations. The effective tax rate for the three months ended March 31, 2004 and 2003 was 19.1% and 26.6%, respectively.

The decrease in the effective tax rate for the first quarter of 2004 as compared to the first quarter of 2003 was principally related to a net reversal of tax valuation allowances recorded in the first quarter of 2004.

For the three months ended March 31, 2004 and to a lesser extent for the three months ended March 31, 2003, the effective tax rate differed from the federal statutory rate principally due to decreases in the income tax rate as a result of the reversal of tax valuation allowances previously recorded for our domestic operations and certain income tax credits. The decreases in the effective tax rate from the federal statutory rate were partially offset by higher tax valuation allowance amounts associated with losses incurred by our foreign businesses, the impact of foreign operations and other nondeductible business operating expenses.

As of March 31, 2004, we have determined, based on cumulative and anticipated amounts of domestic and foreign earnings and our anticipated taxable income, as a result of the reversal of future taxable temporary differences, that it is uncertain whether we will be able to recognize certain of these remaining net deferred tax assets. Therefore, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, we intend to maintain the tax valuation allowances recorded at March 31, 2004 for certain deferred tax assets until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support the reversal of the tax valuation allowances. This valuation allowance relates to net domestic deferred tax assets established in purchase accounting, acquired foreign net deferred tax assets associated with net operating losses and credits and deferred tax assets from domestic and foreign tax net operating losses and credits arising subsequent to March 1, 2001. Any reversal of the valuation allowance that was established in purchase accounting would reduce goodwill. For the three months ended March 31, 2004, a reduction of the valuation allowance of $0.7 million has been allocated to goodwill.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE--NET OF TAX. The cumulative effect of accounting change resulted in a charge of $0.5 million for the three months ended March 31, 2003 and related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

NET INCOME. As a result of the factors discussed above, net income increased by $7.0 million to $12.3 million for the three months ended March 31, 2004 from $5.3 million for the three months ended March 31, 2003.

SEGMENT ANALYSIS

CONSUMER SPECIALTIES. Sales increased $12.5 million, or 15.1%, to $95.4 million for the three months ended March 31, 2004 from $82.9 million for the three months ended March 31, 2003. The increase in sales was primarily attributable to the impact of higher sales of $12.4 million in our personal care and pharmaceutical product lines, principally due to higher global Carbopol(R) acrylic thickener sales as well as the continued impact of new products, the strength of the euro and the impact of acquisitions.

Gross profit increased $4.7 million, or 21.0%, to $27.1 million for the three months ended March 31, 2004 from $22.4 million for the three months ended March 31, 2003. The increase in gross profit was primarily associated with higher volumes within our personal care and pharmaceutical product lines, the strength of the euro and the impact of acquisitions, offset partially by higher raw material and utility costs within our food and beverage product lines. As a percentage of sales, gross profit increased to 28.4% for the three months ended March 31, 2004 from 27.0% for the three months ended March 31, 2003. The increase in gross profit as a percentage of sales was due primarily to increased volumes in our personal care and pharmaceutical product lines.

Operating income increased $2.5 million, or 21.4%, to $14.2 million for the three months ended March 31, 2004 from $11.7 million for the three months ended March 31, 2003. The increase in operating income was primarily associated with higher volumes within our personal care and pharmaceutical product lines, the strength of the euro and the impact of acquisitions, offset partially by higher raw material and utility costs within our food and beverage product lines and the addition of growth resources in our personal care product lines.

SPECIALTY MATERIALS. Sales increased by $21.5 million, or 20.5%, to $126.2 million for the three months ended March 31, 2004 from $104.7 million for the three months ended March 31, 2003. The increase in sales was primarily driven by $11.9 million within our Estane(R) TPU product lines primarily due to increased volumes associated with strong North American demand, continued growth in Asia and the impact of new products, and $5.9 million within our TempRite(R) CPVC product lines due to increased plumbing volume. Additionally, the strength of the euro and the impact of acquisitions contributed to the increase in sales.

Gross profit increased $6.2 million, or 17.0%, to $42.7 million for the three months ended March 31, 2004 from $36.5 million for the three months ended March 31, 2003. The increase in gross profit was primarily attributable to increased volumes across the segment and the impact of the acquisitions, partially offset by increased raw material and utility costs throughout most of the segment. As a percentage of sales, gross profit decreased to 33.8% for the three months ended March 31, 2004 from 34.9% for the three months ended March 31, 2003.

Operating income increased $3.2 million, or 15.6%, to $23.7 million for the three months ended March 31, 2004 from $20.5 million for the three months ended March 31, 2003. The increase in operating income was primarily attributable to increased volumes across the segment and the impact of the acquisitions, partially offset by the addition of growth resources and the increased raw material and utility costs throughout most of the segment.

PERFORMANCE COATINGS. Sales increased $5.3 million, or 5.6%, to $100.0 million for the three months ended March 31, 2004 from $94.7 million for the three months ended March 31, 2003. The increase in sales was primarily attributable to the strength of the euro, the impact of incremental sales associated with acquisitions and improved selling prices, offset slightly by lower sales volumes.

Gross profit increased $1.3 million, or 5.7%, to $24.2 million for the three months ended March 31, 2004 from $22.9 million for the three months ended March 31, 2003. The increase in gross profit was primarily attributable to reduced manufacturing costs related to ongoing productivity initiatives and improved selling prices, partially offset by lower sales volumes and higher raw material and utility costs. As a percentage of sales, gross profit was 24.2% for each of the three months ended March 31, 2004 and 2003.

Operating income increased $0.7 million, or 6.3%, to $11.9 million for the three months ended March 31, 2004 from $11.2 million for the three months ended March 31, 2003. The increase in operating income was primarily attributable to reduced manufacturing costs related to ongoing productivity initiatives and improved selling prices, partially offset by lower sales volumes and higher raw material and utility costs

CORPORATE. Corporate costs decreased $0.3 million, or 1.9%, to $15.3 million for the three months ended March 31, 2004 from $15.6 million for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND COMMITMENTS

In July 2003, we amended and refinanced the term loans within our existing credit facilities. As a result of this amendment, our amended credit facilities include:

   o  Term Loan A facility that matures on March 31, 2007;

   o  Term Loan B facility that matures on December 31, 2009; and

   o revolving credit facility in the amount of $125.0 million that matures on March 31, 2007.

A portion of the revolving credit is available in various foreign currencies. All of Term Loan A and a portion of Term Loan B are denominated in euros. The domestic revolving credit facility provides for a letter of credit subfacility, usage under which reduces the amount available under the domestic revolving credit facility. Borrowings under the revolving credit facility may be used for working capital and for general corporate purposes. Our direct and indirect material domestic subsidiaries guarantee our obligations under the credit facilities. The credit facilities are secured by substantially all of our assets and the assets of all of our domestic subsidiaries, in addition to a pledge of 65% of the stock of our first tier foreign subsidiaries. At March 31, 2004, there was $35.0 million outstanding on Term Loan A and $546.4 million outstanding on Term Loan B.

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

As of March 31, 2004, we had a cash balance of $93.6 million. We had $105.9 million available under the $125.0 million revolving credit facility, net of $13.3 million of borrowings and $5.8 million of outstanding letters of credit.

Principal and interest payments under the credit facilities and the senior subordinated notes represent significant liquidity requirements for us. Borrowings under the credit facilities bear interest at floating rates and require periodic interest payments. Interest on the senior subordinated notes is payable semi-annually and interest and principal on the credit facilities is payable periodically but not less frequently than quarterly. The credit facilities will be repaid in periodic installments until the maturity of each of the term loans. The credit facilities contain customary representations, covenants related to net worth requirements, capital expenditures, interest coverage, leverage and events of default. As of March 31, 2004, we were in compliance with all of the covenants of our credit facilities and the senior subordinated notes.

The table below summarizes the maturities of our debt obligations as of March 31, 2004 (dollars in millions):

                             PAYMENTS DUE BY PERIOD
                      ---------------------------------------
                                LESS
                                THAN    1-3    4-5    AFTER
                        TOTAL  1 YEAR  YEARS  YEARS  5 YEARS
                      ---------------------------------------

Term Loan A             $ 35.0  $10.8  $24.2   $ -    $  -
Term Loan B              546.4    5.4   11.0    11.0   519.0
Revolving credit
 facility                 13.3    -     13.3     -       -
11% Senior               275.0    -      -       -     275.0
 subordinated notes
Other debt                 0.3    -      0.1     0.2     -
                      ---------------------------------------
Total debt
 obligations            $870.0  $16.2  $48.6   $11.2  $794.0
                      =======================================

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

CASH FLOWS

Cash flows from operating activities decreased $5.0 million to $4.7 million used by operating activities for the three months ended March 31, 2004 from $0.3 million of cash provided by operating activities for the three months ended March 31, 2003. The decrease was primarily related to increased working capital related to sales growth period over period, offset slightly by improved operating results.

Investing activities used $24.3 million for the three months ended March 31, 2004 and included payments made in connection with an acquisition of $13.3 million and purchases of property, plant and equipment of $11.8 million. Investing activities used $27.2 million for the three months ended March 31, 2003 and included payments made in connection with acquisitions of $10.7 million and purchases of property, plant and equipment of $16.5 million.

In January 2004, we purchased Scher Chemicals, Inc., a manufacturer of emollient and surfactant specialty chemicals used in cosmetic and other personal care formulations for our Consumer Specialties segment. Final determinations of the fair value of certain assets and liabilities are in process. Accordingly, the preliminary purchase price allocations are subject to revision. The aggregate purchase price of $13.3 million paid for this acquisition was allocated to the assets acquired and liabilities assumed and resulted in goodwill of $11.2 million.

Financing activities provided $8.5 million related to $13.3 million of borrowings on our revolving credit facility and principal payments on debt of $4.8 million for the three months ended March 31, 2004. Financing activities provided $18.2 million for the three months ended March 31, 2003, primarily related to borrowings of $18.5 million on our revolving credit facility.

CAPITAL EXPENDITURES

We believe that our manufacturing facilities are generally in good condition and we do not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Our capital expenditures for the three months ended March 31, 2004 were $11.8 million. These expenditures were used to maintain our production sites, implement our business strategy regarding operations and health and safety and for strategic capacity expansion in our key product lines. These capital expenditures were paid for using cash on hand. We expect capital expenditures for the years 2004 and 2005 to be between $55.0 million and $65.0 million annually.

NEW ACCOUNTING STANDARDS

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

Rebates, customer claims, allowances, returns and discounts are reflected as reductions from gross sales in determining net sales. In the first quarter of 2004, the total of rebates, customer claims, returns, allowances and discounts amounted to 3.7% of gross sales. Rebates are accrued based on contractual relationships with customers as shipments are made. Customer claims, returns, allowances and discounts are accrued based on our history of claims and sales returns and allowances.

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

In determining the adequacy of the valuation allowance, which totaled $49.4 million as of March 31, 2004, management assesses our profitability by taking into account cumulative and anticipated amounts of domestic and international earnings or losses, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

Although we generated sufficient income in the first quarter of 2004 to realize certain deferred tax assets, it is uncertain whether future domestic and international earnings, as well as anticipated taxable income as a result of the reversal of future taxable temporary differences, will be sufficient to recognize the remaining net deferred tax assets. Therefore, we intend to maintain the recorded valuation allowances until sufficient positive evidence (for example, cumulative positive earnings and future taxable income) exists to support a reversal of the tax valuation allowances.

DERIVATIVE AND HEDGING ACTIVITIES

As required by our credit agreement, we have entered into interest rate swap agreements to limit our exposure to interest rate fluctuations on $180.0 million of the outstanding principal of our term loans through June 2005. In 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principle of Term Loan B. These agreements require us to pay a fixed rate of interest while receiving a variable rate. The net payments or receipts under these agreements are recognized as an adjustment to interest expense in our results of operations. For the quarter ended March 31, 2004, we recorded $2.1 million of interest expense as a result of these swap agreements. As of March 31, 2004, the fair value of these swap arrangements included in other non-current liabilities totaled approximately $9.6 million. The offsetting impact of this hedge transaction is included in accumulated other comprehensive income.

We have entered into forward foreign currency exchange contracts, totaling $29.3 million as of March 31, 2004, to hedge certain firm commitments denominated in foreign currencies. The purpose of our foreign currency hedging activities is to protect us from risk that the eventual cash flows from the purchase or sale of products to international customers will be adversely affected by changes in the exchange rates. The fair values of these contracts at March 31, 2004 and 2003 were not material to our consolidated results of operations, cash flow or financial position.

We have foreign-denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income. During the quarter ended March 31, 2004, the unrealized gain related to the impact of foreign currency fluctuation on foreign-denominated debt was $2.9 million and was included in cumulative translation adjustment.

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

Goodrich provided us with an indemnity for various environmental liabilities. We estimate Goodrich's share of such currently identified liabilities under the indemnity, which extends to 2011, to be $8.1 million. In addition to Goodrich's indemnity, several other indemnities from third parties such as past owners relate to specific environmental liabilities. Goodrich and other third party indemnitors are currently indemnifying us for several environmental remediation projects. Goodrich's share of all of these liabilities may increase to the extent such third parties fail to honor their indemnity obligations through 2011. Our March 31, 2004 balance sheet includes liabilities, measured on an undiscounted basis, of $19.4 million to cover future environmental expenditures either payable by us or indemnifiable by Goodrich. Accordingly, the current portion of the environmental obligations of $0.8 million is recorded in accrued expenses and $1.4 million of the recovery due from Goodrich is recorded in accounts receivable. Non-current liabilities include $18.6 million and other non-current assets include $6.7 million, reflecting the recovery due from Goodrich.

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

GOODWILL

We have elected to test for goodwill impairment as of October 1 each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes allocated goodwill. Other key assumptions used to determine the fair value of our reporting units include estimated cash flow periods, terminal values based on our anticipated growth rates and the discount rate used, which is based on our current cost of capital adjusted for the risks associated with our operations. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an "implied fair value" of goodwill, which requires us to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the "implied fair value" of goodwill, which is compared to its corresponding carrying value.

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

PENSION AND POSTRETIREMENT BENEFITS

Our pension and postretirement costs are accrued based on an annual analysis performed by our actuary. This analysis is based on assumptions such as an assumed discount rate and an expected rate of return on plan assets. Both the discount rate and expected rate of return on plan assets require estimates and projections by management and can fluctuate from period to period. Our expected rate of return on plan assets is a long-term assumption based upon our target asset mix. Our objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled. In making this estimate, we look at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes the construction of a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flows from our pension and retiree health plans. The yield on such a portfolio becomes the basis for determining our best estimate of the effective settlement rate. If we increased the discount rate by one half of one percent at December 31, 2003, the net periodic benefit costs in 2003 would have decreased by approximately $0.4 million. A decrease in the discount rate by one half of one percent in 2003 would have increased our net periodic benefit costs by approximately $0.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

FOREIGN CURRENCY RISK

We limit our foreign currency risk by operational means, primarily by locating our manufacturing operations in those locations where we have significant exposures to major currencies. We have entered into forward contracts to partially offset the transactional risk of foreign currency fluctuations. The fair value of these contracts at March 31, 2004 was not material to our consolidated financial position or results of operations.

We sell to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposure is the euro.

We have foreign-denominated floating rate debt to protect the value of our investments in our foreign subsidiaries in Europe. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in accumulated other comprehensive income.

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

INTEREST RATE RISK

As required by our credit agreement, we are a party to interest rate swap agreements with notional amounts of $180.0 million and for which we pay a fixed rate of interest and receive a LIBOR-based floating rate. In 2003, we entered into an additional interest rate swap agreement to limit our exposure to interest rate fluctuations on $25.0 million of the outstanding principal of Term Loan B through 2007. Our interest rate swap agreements as of March 31, 2004 qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the interest rate swap agreements are recognized as a component of equity. The change in the fair value of the interest rate swap agreements decreased to stockholder's equity by $0.6 million for the three months ended March 31, 2004.

At March 31, 2004, we carried $870.0 million of outstanding debt on our balance sheet, with $389.8 million of that total, net of $205.0 million of debt that is hedged, held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 2004, interest expense would increase or decrease by $0.6 million. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 2004, with all other variables held constant, the fair market value of our $275.0 million, 11% senior subordinated notes would decrease or increase by approximately $14.5 million.

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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

     EXHIBIT
     NUMBER                    EXHIBIT DESCRIPTION
     --------  -----------------------------------------------------

       4.1 First Supplemental Indenture, dated March 29, 2004, by and among Noveon, Inc., the Guarantors party thereto and Wells Fargo, National Association, as trustee.
      10.1 Amendment No. 1 to Employment Agreement, dated February 24, 2004, by and among Noveon International, Inc., Noveon, Inc. and Steven J. Demetriou.
      31.1      Section 302 Certificate.
      31.2      Section 302 Certificate.
      32.1      Section 906 Certificate.
      32.2      Section 906 Certificate.

  (B) REPORTS ON FORM 8-K

    February 18, 2004 - The Registrant filed a Current Report on Form 8-K, which was reported under Item 12, Results of Operations and Financial Condition, and Item 7, Financial Statements and Exhibits, with respect to a press release containing its financial results for the fourth quarter of 2003 and year ended December 31, 2003.

    No other reports on Form 8-K were filed during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NOVEON, INC.

Date: May 14, 2004       By:   /s/ Steven J. Demetriou
                               ----------------------------------
                               Steven J. Demetriou
                               President and Chief Executive Officer

                         By:   /s/ Michael D. Friday
                               ----------------------------------
                               Michael D. Friday
                               Executive Vice President and
                                 Chief Financial Officer